Form 10QSB
period 2005-09-30
Chardan South China Acquisition Corp
filed 2005-11-16
CIK 1324298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-51432

                   Chardan South China Acquisition Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                               20-2479786
            --------                               ----------
 (State or other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification No.)

              625 Broadway, Suite 1111, San Diego, California 92101
                     (Address of Principal Executive Office)

                                 (619) 795-4627
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of November 14, 2005, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                        3

         Statements of Operations                                             4

         Statement of Stockholders' Equity                                    5

         Statement of Cash Flows                                              6

          Notes to Financial Statements                                       7

       Item 2 - Management's Discussion and Analysis or Plan of Operation     12

       Item 3 - Controls and Procedures                                       13

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   14

       Item 6 - Exhibits                                                      14

Signatures                                                                    15

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET

                                   ASSETS

                                                                  September 30,
                                                                      2005
                                                                  (Unaudited)
                                                                  -----------
CURRENT ASSETS
Cash                                                              $   999,470
Investments held in trust                                          29,975,588
Prepaid expenses and other current assets                             101,515
                                                                  -----------

Total Current Assets                                              $31,076,573
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses                                                  $    56,587
Deferred interest                                                      28,103
                                                                  -----------
Total Current Liabilities                                              84,690
                                                                  -----------

Common stock, subject to possible conversion,
   1,149,425 shares at conversion value                             5,964,017
                                                                  -----------

COMMITMENT

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000
  shares; none issued
Common stock, $.0001 par value
   Authorized 20,000,000 shares
   Issued and outstanding 7,000,000 shares (which
      includes 1,149,425 subject to possible conversion)                  700
Additional paid-in capital                                         25,003,435
Equity accumulated during development stage                            23,731
                                                                  -----------

       Total Stockholders' Equity                                  25,027,866
                                                                  -----------

       Total Liabilities and Stockholders' Equity                 $31,076,573
                                                                  ===========

            See accompanying notes to unaudited financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                        For the Period from
                                           March 10, 2005        Three months
                                           (inception) to           ended
                                         September 30, 2005   September 30, 2005
                                         ------------------   ------------------
Operating Expenses:
Insurance                                  $    10,740            $    10,740
Other operating costs                            3,080                  2,950
Professional fees                                5,275                  4,335
Rent and office support                         15,000                 15,000
State franchise taxes                           13,788                 13,788
Travel                                          27,195                 27,195
                                           -----------            -----------

      Operating loss                           (75,078)               (74,008)

Interest income on trust fund                  114,559                114,559
                                           -----------            -----------

    Net income before taxes                     39,481                 40,551

Provision for income taxes                      15,750                 15,750
                                           -----------            -----------

    Net income before taxes                $    23,731            $    24,801
                                           ===========            ===========

    Per share data:

    Basic and diluted income per share     $      0.01            $      0.01
                                           ===========            ===========

    Basic and diluted weighted average
      common shares outstanding              2,682,927              4,442,935
                                           ===========            ===========

            See accompanying notes to unaudited financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 10, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

                                                                                                         Equity
                                                                                                       Accumulated
                                                                                                         During        Total
                                                                                        Paid-in       Development    Stockholders'
                                                           Shares         Amount        Capital          Stage           Equity
                                                        ------------   ------------   ------------    ------------   ------------
Sale of 1,250,000 shares of common stock to
   initial stockholders as of March 10, 2005 at $.02
   per share)                                              1,250,000   $        125   $     24,875    $         --   $     25,000

Sales of 5,750,000 units, net of underwriters'
   discount and offering expenses (includes 1,149,425
   shares subject to possible conversion)                  5,750,000            575     30,942,477              --     30,943,052

Proceeds subject to possible conversion of
   1,149,425 shares                                               --             --     (5,964,017)             --     (5,964,017)

Proceeds from issuance of an underwriters' option                 --             --            100              --            100

Net income for the period                                         --             --             --          23,731         23,731
                                                        ------------   ------------   ------------    ------------   ------------

Balance at September 30, 2005                              7,000,000   $        700   $ 25,003,435    $     23,731   $ 25,027,866
                                                        ============   ============   ============    ============   ============

            See accompanying notes to unaudited financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Period from
                                                          March 10, 2005
                                                          (inception) to
                                                        September 30, 2005
                                                        ------------------

Cash Flows From Operating Activities
Net income                                                  $     23,731
                                                            ------------
Adjustments to reconcile net income to net
cash used in operating activities
Amortization of discounts and interest earned
   on securities held in trust                                  (140,588)
Increase in deferred interest income                              28,103
(Increase) in prepaid assets and other current assets           (101,515)
Increase in accrued expenses                                      56,587
                                                            ------------

Total adjustments                                               (157,413)
                                                            ------------

Net Cash Used in Operating Activities                           (133,682)
                                                            ------------

Cash Flows From Investing Activities
Purchase of Investments held in trust                        (29,835,000)
                                                            ------------

Cash Flows From Financing Activities
Proceeds from issuance of stock                               34,525,000
Proceeds from issuance of option                                     100
Payment of costs of public offering                           (3,556,948)
                                                            ------------

Net Cash Provided by Financing Activities                     30,968,152
                                                            ------------

NET INCREASE IN CASH                                        $    999,470
                                                            ============

            See accompanying notes to unaudited financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The financial statements at September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Chardan South China Acquisition Corporation (the "Company") as of September 30, 2005 and the results of its operations and its cash flow from March 10, 2005 (inception) to September 30, 2005. Operating results for the periods presented are not necessarily indicative of the results to be expected for a full year.

      The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

      Business and Organization

      Chardan South China Acquisition Corp. (Chardan South) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China in any city or province south of the Yangtze River.

      In August 2005, Chardan South commenced its efforts to locate a company with which to effect a business combination. After signing a definitive agreement for the acquisition of a target business, such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Initial Public Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the investments held in the Trust Fund has been recorded as deferred interest.

      Company Name Change

      Effective July 14, 2005, the Company's Board of Directors and Initial Stockholders authorized an amendment to the Company's Certificate of Incorporation to change the Company's name from Chardan China Acquisition Corp. III to Chardan South China Acquisition Corporation.

      Initial Public Offering

      On August 10, 2005, the Company sold 5,000,000 units ("Units") in the Offering. On August 17, 2005, the Company consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from the initial public offering were $34,500,000. The Company paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $521,948 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the offering was approximately $30,943,052, of which $29,835,000 was deposited into in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to February 10, 2007, or August 10, 2007 if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Initial Public Offering (continued)

      Each Unit consisted of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. Except as set forth below in Note 5, the Warrants will be redeemable, at the Company's option, at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 250,000 Units at an exercise price of $7.50 per Unit. The Company intends to account for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

      Investments Held in Trust

      Investments held in trust are invested in United States government securities with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the Trust Fund, including money market funds of $296, was $29,975,588 at September 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

      Deferred Interest

      Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes

      The Company accounts for income taxes using the asset and liability method, as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in general and administrative expenses.

      Temporary differences result from the deferred interest on investments held in trust. At September 30, 2005, $11,250 of deferred taxes is included in prepaid expenses and other current assets.

      Income (Loss) Per Common Share

      Basic and diluted income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

2.    INCOME TAXES

       Components of income taxes are as follows:

      Current
           Federal                                               $ 21,000
           State and local                                          6,000
                                                                 --------
                Total current                                      27,000

      Deferred income taxes                                       (11,250)
                                                                 --------

                Total income taxes                               $ 15,750
                                                                 ========

      Income taxes payable of $27,000 are included in accrued expenses and a deferred tax asset of $11,250 is included in prepaid expenses and other current assets in the accompanying balance sheet.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS

      Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Ventures, LLC, a company managed and owned 50% by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statement of operations for the periods ended September 30, 2005 includes $15,000 of such fees.

      In April 2005, two of the Company's stockholders advanced an aggregate of $80,000 to the Company, on a non-interest bearing basis, for payment of offering expenses on the Company's behalf. These loans were repaid following the initial public offering from the proceeds of the Offering.

4.    STOCK DIVIDEND

      Effective July 22, 2005, the Company's Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

      The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

      We were formed on March 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China in any city or province south of the Yangtze River, including but not limited to Shanghai, Zhejiang, Anhui and Shichuan. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      We consummated our initial public offering on August 10, 2005. All activity from March 10, 2005 through August 10, 2005 related to our formation and our initial public offering.

      The net income of $24,801 for the three months ended September 30, 2005 consisted primarily of $27,195 of travel expenses, $15,000 for a monthly administrative services agreement, $10,740 for directors and officers liability insurance, state franchise taxes of $13,788, $4,335 for professional fees, $2,950 for operating costs, and $15,750 for income taxes, offset by interest income on a certificate of deposit and the trust fund investments in the amount of $114,559.

      The net income of $23,731 for the period from March 10, 2005 (inception) to September 30, 2005 consisted primarily of $27,195 of travel expenses, $15,000 for a monthly administrative services agreement, $10,740 for directors and officers liability insurance, state franchise taxes of $13,788, $5,275 for professional fees, $3,080 for operating costs and $15,750 for income taxes, offset by interest income on a certificate of deposit and the trust fund investments in the amount of $114,559.

      We consummated our initial public offering on August 10, 2005. On August 17, 2005, we consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering were $34,500,000. We paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $521,948 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,943,052, of which $29,835,000 was deposited into the trust account (or approximately $5.19 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 10, 2007, assuming that a business combination is not consummated during that time. From August 10, 2005 through August 10, 2007, we anticipate approximately $180,000 for an administrative fee payable to Chardan Capital, LLC ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $685,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      In April 2005, Kerry Propper and Chardan Capital partners advanced an aggregate of $80,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On August 10, 2005, we consummated our initial public offering of 5,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On August 17, 2005, we closed on an additional 750,000 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125018). The Securities and Exchange Commission declared the registration statement effective on August 2, 2005.

      We paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $521,948 has been or will be paid for costs and expenses related to the offering.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,943,052, of which $29,835,000 was deposited into the trust account (or approximately $5.19 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

      For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6:  EXHIBITS

         (a)   Exhibits:

               14 - Code of Ethics

               31.1 - Section 302 Certification by CEO

               31.2 - Section 302 Certification by CFO

               32.1 - Section 906 Certification by CEO

               32.2 - Section 906 Certification by CFO

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHARDAN SOUTH CHINA ACQUISITION CORPORATION

Dated:  November 14, 2005
                                     /s/ Kerry Propper
                                     -------------------------------------------
                                     Kerry Propper
                                     Chief Executive Officer and Secretary

                                     /s/ Dr. Richard D. Propper
                                     -------------------------------------------
                                     Dr. Richard D. Propper
                                     Chief Financial Officer