Form 10KSB
period 2005-12-31
Chardan South China Acquisition Corp
filed 2006-04-17
CIK 1324298

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended: December 31, 2005

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to ______________

                        Commission File Number 000-51431

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    20-2479786
     (State of Incorporation)                      (Small Business Issuer
                                                    Employer I.D. Number)

      625 Broadway, Suite 1111, San Diego, California              92101
         (Address of principal executive offices)                (zip code)

                                 (619) 795-4627
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
 (1) Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
                  (2) Common Stock, $0.0001 par value per share
                 (3) Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes |X| No |_|

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of April 14, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,724,000.

As of April 14, 2006, there were 7,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Chardan South China Acquisition Corporation is a blank check company that was formed on March 10, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China in any city or province south of the Yangtze River.

      In August 2005, we closed our initial public offering of 5,750,000 units, including 750,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $34,500,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,943,052, of which $29,835,000 was deposited into a trust fund and the remaining proceeds (approximately $1,108,052) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $220,000 of the net proceeds that were not deposited into the trust fund in its operating activities. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $30,260,861 held in the trust fund.

      We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, compliance with various Federal and state securities laws and the uncertainty of being able to raise the desired capital after expending considerable resources on the public offering process. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

      Opportunities for market expansion have emerged for businesses with operations in China due to changes in the PRC's political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

      o prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years with forecasted continued growth for at least the next several years;

      o     attractive valuations for target businesses within China;

      o increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

      o favorable labor rates and efficient, low-cost manufacturing capabilities;

      o the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

      o the fact that China's public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes.

      We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Recent Developments

Selection of a target business and structuring of a business combination

      We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We have engaged, and may again in the future engage, professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

      Subject to the requirement that the target business must have its primary operating facilities located in China in any city or province south of the Yangtze River, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

      o     financial condition and results of operation;

      o     growth potential;

      o experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     barriers to entry;

      o     stage of development of the products, processes or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o proprietary features and degree of intellectual property or other protection of the products, processes or services;

      o     regulatory environment of the industry; and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

      The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board elects, it may obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria.

Opportunity for stockholder approval of business combination

      We will submit any initial business combination transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with the approval, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

      In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in the initial public offering ("IPO Shares"). We will proceed with the business combination only if a majority of the outstanding shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

      At the time we seek stockholder approval of the initial business combination, we will offer the holders of IPO Shares the right to have those shares converted to cash if the stockholder votes against the business combination, requests conversion and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. We anticipate that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights.

Liquidation if no business combination

      If we do not complete a business combination by February 10, 2007 (or August 10, 2007 if we have executed a letter of intent, agreement in principle or definitive agreement by February 10, 2007 and the business combination has not been consummated by that date), we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

      The proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Dr. Richard D. Propper, our chief financial officer and a member of our board of directors, and Kerry Propper, our chief executive officer and a member of our board of directors, has each agreed that, if we liquidate prior to the consummation of a business combination, each will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

      In identifying, evaluating and selecting a target business, we expect to encounter and have encountered competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

      o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

      o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the PRC and elsewhere. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government regulations

Government regulations relating to foreign exchange controls

      In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the Renminbi, China's currency, into foreign currencies. Over the past several years, China has relaxed its foreign exchange controls over account transactions. As a result of this relaxation, foreign investment enterprises (FIEs) are no longer required to obtain prior approval before entering into certain transactions but are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination.

Government regulations relating to taxation

      Under the PRC's current tax laws, regulations and rulings, companies providing certain services, assigning intangible assets or selling immovable property are subject to a business tax at a rate ranging from 3% to 20% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be. According to the Applicable Foreign Enterprises Tax Law, income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. The profit derived by a foreign investor from a PRC enterprise is currently exempted from PRC tax according to the Applicable Foreign Enterprises Tax Law. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our stockholders following a business combination to pay corporate withholding taxes.

Employees

      We have four executive officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       Risks associated with our business

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

      We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business that has its primary operating facilities located in the PRC in any city or province south of the Yangtze River. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be adversely affected.

      Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. If we liquidate before the completion of a business combination, Dr. Richard D. Propper, our chief financial officer, and Kerry Propper, our chief executive officer and a member of our board of directors, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that these individuals will be able to satisfy those obligations.

We may incorrectly ascertain the merits or risks of the business' operations with which we enter into an acquisition agreement.

      To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination and have to increase our capitalization as a result. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o     may significantly reduce the equity interest of stockholders;

      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

      o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

      o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

      o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that most or all of our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

      Our officers and directors are affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

      All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

      o     solely dependent upon the performance of a single business, or

      o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

      We expect to encounter competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the PRC. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      Although we believe our current assets will be sufficient to allow us to consummate a business combination, if we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

      Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert considerable control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

      We currently have outstanding warrants to purchase 11,500,000 shares of common stock and an option to purchase a total of 250,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, there will be dilution to the holders of the common stock.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

      If we do not complete a business combination by February 10, 2007, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

      Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,250,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

      Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

      If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;

      o     adoption of a specific form of corporate structure; and

      o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

      We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense that we have not budgeted.

Risks associated with our acquisition of a target business in the PRC.

If the PRC does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

      The PRC government has been reforming its economic system since the late 1970s. The economy of the PRC has historically been a nationalistic, "planned economy," meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. We cannot predict the timing or extent of any future economic reforms that may be proposed.

If relations between the United States and the PRC deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

      The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. In the recent past the United States has announced its intention to impose quotas on various Chinese imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the PRC and the United States.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed, which could lead to a significant decrease in our profitability following a business combination.

      While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Any devaluation of currencies used in the PRC could negatively impact our target business' results of operations and cause the cost of a target business as measured in dollars to increase.

      Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. However, any devaluation may materially and adversely affect a target business. If the Renminbi appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese law will govern almost all of any target business material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

      Chinese law will govern almost all of our target business' material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

      After the consummation of a business combination, substantially all of our assets and most of our directors and officers will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

Many industries in China are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

      The Chinese government has imposed regulations in various industries that would limit foreign investors' equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, the number of potential acquisition candidates available to us may be limited.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business' ability to succeed in the international markets may be diminished.

      Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving exporters an unfair advantage and making its imports expensive. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If an additional tariff is imposed, it is possible that China-based companies will no longer maintain significant price advantages over foreign companies, including the United States, on their goods and services.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at 625 Broadway, Suite 1111, San Diego, California pursuant to an agreement with Chardan Ventures LLC, an affiliate of Dr. Richard D. Propper, our chief financial officer, and Jiangnan Huang and Zhang Li, our chairman of the board and executive vice president, respectively, and each a member of our board of directors. We pay Chardan Ventures a monthly fee of $7,500, which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the San Diego metropolitan area, that the fee charged by Chardan Ventures is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols CSCAU, CSCA and CSCAW respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on August 3, 2005 and since such common stock and warrants commenced public trading on August 31, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                          Common Stock                 Warrants                   Units
                                                       -----------------          -----------------         ------------------
                                                       High          Low          High          Low         High          Low
                                                       ----          ---          ----          ---         ----          ---
2005:
    Third Quarter (beginning August 3, 2005).......    $5.25        $5.15         $1.05        $0.70        $7.30        $6.15
    Fourth Quarter.................................    $5.75        $5.15         $1.50        $0.95        $8.80        $7.11

      As of April 13, 2006, there was 1 holder of record of our units, 6 holders of record of our common stock and 1 holder of record of our warrants. We believe the beneficial holders of the units, common stock and warrants to be in excess of 400 persons each.

Dividends

      We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Initial Public Offering

      In August 2005, we closed our initial public offering of 5,750,000 units, including 750,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $34,500,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125018).

      We paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $521,948 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,943,052, of which $29,835,000 was deposited into a trust fund and the remaining proceeds (approximately $1,108,052) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund and the interest earned on the proceeds remain on deposit in the trust fund.

      Information regarding other expenses incurred for the year ended December 31, 2005 appears following Item 6 of this Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We were formed on March 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China south of the Yangtze River. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      We consummated our initial public offering on August 10, 2005. All of our activity from March 10, 2005 through August 10, 2005 related to our formation and our initial public offering.

      We incurred a net income of $68,769 for the period ended December 31, 2005. Our total costs and expenses, all of which were related to our formation, maintenance of our corporate status and efforts to find and evaluate target businesses, were approximately $233,500, consisting principally of the following: travel and entertainment expenses, consulting fees, directors and officers liability insurance, amounts paid to a related party under a monthly administrative services agreement, professional fees, state franchise taxes and miscellaneous expenses.

      Those expenses were offset by interest income of $347,913 on the trust fund investments and funds outside the trust fund, excluding deferred interest.

      $29,835,000 of the net proceeds of our initial public offering was placed in trust, reserved for the following: (a) distribution to the persons holding stock issued in our initial public offering upon their exercise of dissenter's rights in connection with a proposed transaction or upon liquidation of our company in the event that we do not conclude a business combination within the time allowed by our certificate of incorporation; (b) as consideration in completing a business combination; or (c) as working capital for use by the acquired business.

      The balance of the funds raised in our public offering, net of the offering expenses, was approximately $1,108,052. This amount was available to pay for business, legal, accounting and due diligence expenses relating to prospective acquisitions and for continuing general and administrative expenses. We expect to use most, if not all, of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business and to structure, negotiate and consummate the business combination. To the extent that we do not use all of those funds for those purposes, they will remain available for the same purposes as the funds held in trust.

      At December 31, 2005, the trust fund contained $30,260,861, which included interest earned on the funds since the date of our public offering. Outside of the trust fund we had current assets of $1,090,625 consisting of cash of $912,964, prepaid expenses of $48,333 and deferred taxes of $129,328, offset by total current liabilities of $314,565, leaving us with working capital outside of the trust of $776,060, which may or may not be sufficient for us to operate until we consummate a business combination. In the event that we deplete our assets outside the trust fund before we can consummate a business combination, , we intend to supplement our working capital through borrowings.

      Commencing in August 2005, we became obligated to pay to Chardan Capital, LLC a monthly fee of $7,500 for general and administrative services. We will remain obligated to pay that fee until we consummate a business combination or until we liquidate the company.

      We borrowed $80,000 from two of our initial stockholders on a non-interest bearing basis to cover certain of our offering expenses that we were obligated to pay prior to the time that proceeds of our public offering were available. These amounts were repaid in August 2005 out of proceeds of our initial public offering.

Critical Accounting Policies

Cash and Cash Equivalents

      For financial statement purposes, we consider all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. We maintain our cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Investments Held in Trust

      Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the trust fund was approximately $30,260,861 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

Deferred Interest

      Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

Income Taxes

      We account for income taxes using the asset and liability method, as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in general and administrative expenses.

Off-Balance Sheet Arrangements

      Warrants and representative's unit purchase option issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. In addition, the conversion feature of the representative's unit purchase option constitutes an embedded derivative. The warrants, unit purchase option and conversion feature meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 5 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROL AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2005, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      Our current directors and executive officers are as follows:

Name                       Age   Position
----                       ---   --------
Jiangnan Huang             55    Chairman of the Board of Directors
Kerry Propper              30    Chief Executive Officer and Director
Dr. Richard D. Propper     58    Chief Financial Officer, Secretary and Director
Li Zhang                   52    Executive Vice President and Director

      Jiangnan Huang has been our chairman of the board of directors since our inception and has been the chairman of the board of directors of Chardan North China Acquisition Corporation since its inception. Mr. Huang has also served as the chief executive officer and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Huang has also served as a member and manager of Chardan Capital, LLC since August 2003. Mr. Huang has been a senior advisor to CITIC Securities, a Chinese broker dealer, with principal responsibility for its large international investment banking projects, since October 2002. He has also held a number of other senior positions in Chinese financial companies, including his tenure as president of Hong Kong Southern Capital Financial Group and director and general manager of Hong Kong Southern Capital Securities Co., Ltd. from July 2000 to October 2002. From October 1997 until July 2000, he also served in a number of capacities with China Everbright Securities Co., Ltd. (Hong Kong), including a role as chief investment officer of the China Everbright Growth Fund. Mr. Huang received an MBA from the China Social Sciences University in 1981, where he engaged in advanced study at The Regional Economic Research & Development Center at the United Nations.

      Kerry Propper has been our chief executive officer, secretary and a member of our board of directors since our inception and has been the chief executive officer and a member of the board of directors of Chardan North China Acquisition Corporation since its inception. Mr. Propper has also served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC, a New York based broker/dealer, since July 2003. He has also been a managing member of SUJG, Inc., an investment company since April 2005. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting firm based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker dealer and member firm of the NASD. Mr. Propper received his B.A. (with honors) in Economics and International Studies from Colby College and studied at the London School of Economics. Kerry Propper is Dr. Propper's son.

      Dr. Richard D. Propper has been our chief financial officer and a member of our board of directors since our inception and has been the chief financial officer and a member of the board of directors of Chardan North China Acquisition Corporation since its inception. He has also served as the chairman of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. In August 2003, he formed Chardan Capital, LLC, a venture capital management and financial strategic consulting firm based in Southern California, and has been one of its managers since its formation. During this time, Dr. Propper has been focused principally on building business relationships between Chinese and U.S. companies. From June 2002 to July 2003, Dr. Propper was chief executive officer and chairman of the board of Mera Pharmaceuticals, Inc., a public company that produces products from aquatic microorganisms. In 1984, he founded Montgomery Medical Ventures Funds, an early stage venture capital firm, and was the managing general partner until July 1993. He then pursued private investment activities from July 1993 until he formed Chardan Capital in August 2003. Dr. Propper received a B.S. from McGill University and an M.D. from Stanford University. He also spent ten years on the faculty of Harvard medical school as a research fellow and an assistant professor in pediatrics. Dr. Propper is the father of Kerry Propper, our chief financial officer and secretary.

      Li Zhang has been our executive vice president and a member of our board of directors since our inception and has been the executive vice president and a member of the board of directors of Chardan North China Acquisition Corporation since its inception. He has also served as chief financial officer and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Zhang has also served as a member and manager of Chardan Capital, LLC since its inception in August 2003. Since September 2001, Mr. Zhang has been a principal and president of Pacific Asia Ventures, LLC, a company that provides strategic consulting services for Chinese-U.S. business relationships. Since September 2002, he has been an advisor to Mera Pharmaceuticals, Inc. Mr. Zhang has also been an advisor for Parentech, Inc., a company that produces products that enhance the development and well-being of infants, since December 2002. From January 1994 until September 2001, Mr. Zhang served as chairman of Sino-American Investment, Inc., an investment consulting firm. From September 1996 until September 1998, Mr. Zhang also served as a consultant to the China Retail Fund, a venture capital fund that invests in retail ventures with backing from American International Group. Mr. Zhang has two decades of experience in establishing commercial and financial relationships between Chinese companies, government agencies and Western investors. Among his other affiliations during that time, he was chairman of Sino-American Power, Ltd., an organization formed for the purpose of building electric power generating plants in China, from 1994 through 1996. Mr. Zhang received a B.A. from the Shenyang Teacher's University in the PRC.

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Li Zhang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Richard Propper, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Kerry Propper and Jiangnan Huang, will expire at the third annual meeting.

Audit Committee

      Because we do not have any "independent" directors, the entire Board of Directors has acted as the Audit Committee. In connection with a business combination, the board of directors intends to cause the resulting entity to establish an appropriate audit committee within the guidelines of NASDAQ or one of the stock exchanges and the rules and regulations of the SEC and adopt a committee charter.

Code of Ethics

      We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the company and the number of employees and determined that since the business is largely limited to maintaining its cash investments while its searches for a target company and consummates an acquisition and the only persons acting for the company are the four directors who are also the officers of the company, general rules of fiduciary duty and federal and state securities laws provide adequate ethical guidelines for their conduct.

      In connection with a business combination, the board of directors intends to cause the resulting entity to establish an appropriate code of ethics within the guidelines of NASDAQ or one of the stock exchanges and the rules and regulations of the SEC.

Shareholder-Director Communication

      We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating the names of nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws other than advance notice to provide sufficient time for the board of directors to prepare the appropriate documentation under Delaware corporate law and the federal proxy rules. Currently the entire board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board's attention by virtue of the co-extensive employment.

      The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The company did not have an annual meeting in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

      Commencing August 2, 2005 and ending upon the acquisition of a target business, we are committed to pay Chardan Ventures a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2005 by:

      o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

      o     each of our officers and directors; and

      o     all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                       Amount and Nature
                                                         of Beneficial            Percent of
    Name and Address of Beneficial Owner                   Ownership                 Class
    ------------------------------------                   ---------                 -----
Richard D. Propper, M.D. (2)                                635,474                  9.0%
Kerry Propper (3)                                           312,500                  4.5%
Li Zhang (4)                                                151,013                  2.2%
Jiangnan Huang                                              151,013                  2.2%
All directors and executive officers as a                  1,250,000                  18%
group (4 individuals)
Jeffrey L. Feinberg (5)                                     625,500                  8.94%
Sapling, LLC (6)                                            500,700                  7.2%
Jack Silver (7)                                             400,000                  5.7%
Amaranth Global Equities Master Fund Limited (8)            535,000                  7.6%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. These amounts exclude shares issuable upon exercise of warrants that are not exercisable and are not expected to be exercisable within 60 days of December 31, 2005.

(2) The business address of Dr. Propper is 625 Broadway, Suite 111, San Diego, California 92101. The securities reported as held by Dr. Propper represent shares of Common Stock held by Chardan Capital Partners. These amounts do not include 122,100 shares of Common Stock issuable upon exercise of warrants, which are not currently exercisable and are not expected to be exercisable within 60 days of December 31, 2005.

(3) Includes 90,500 shares of common stock held by SUJG, Inc., of which Mr. Propper is a director and as such controls the voting and disposition of such shares. These amounts do not include 84,600 shares of Common Stock issuable upon exercise of warrants, which are not currently exercisable and are not expected to be exercisable within 60 days of December 31, 2005.

(4) These amounts do not include 37,500 shares of Common Stock issuable upon exercise of warrants, which are not currently exercisable and are not expected to be exercisable within 60 days of December 31, 2005.

(5) The securities reported as held by Mr. Feinberg represent shares of Common Stock held by JLF Partners I, L.P., JLF Partners II, L.P. and JLF Off Shore Fund, Ltd. to which JLF Asset Management LLC serves as the management company and/or investment manager. Jeffrey L. Feinberg is the managing member of JLF Asset Management, LLC. The business address of Mr. Feinberg and these entities is 2775 Via de la Valle, Suite 204, Del Mar, California 92014. This information is derived from a Schedule 13G/A filed by the above persons with the SEC on February 9, 2006.

(6) The securities reported represent shares owned by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership is the sole member of Sapling, and Fir Tree, Inc., a New York corporation, is the investment manager of both Sapling and Fir Tree Recovery. The business address of these entities is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Sapling may direct the vote and disposition of 332,903 shares of Common Stock, and Fir Tree Recovery may direct the vote and disposition of 167,797 shares of Common Stock. The foregoing information is derived from a Schedule 13G filed by such entities with the Securities and Exchange Commission on September 23, 2005.

(7) The business address of Mr. Silver is c/o Sherleigh Associates LLC, 660 Madison Avenue, New York, New York 10021. These shares include (i) 200,000 shares held by Sherleigh Associates, Inc. profit sharing plan, a trust of which Mr. Silver is the trustee, and 200,000 shares held by Sherleigh Associates, Inc., a defined benefit plan. Mr. Silver has the sole voting and depositive power with respect to all such shares. The foregoing information is derived from a Schedule 13G filed with the SEC on August 18, 2005.

(8) Amaranth Advisors LLC is the trading advisor for Amaranth's global equities master fund limited and has been granted investment discretion over portfolio investments, including the shares of Chardan held by it. Mr. Nicholas M. Maounis is the managing member of Amaranth Advisors LLC and may, by virtue of his position as managing member, be deemed to have power to direct the vote and disposition of the shares of Chardan. The business address is 1 American Lane, Greenwich, Connecticut 06831. This information is derived from a Schedule 13G filed by the above persons with SEC on August 15, 2005.

      None of the above stockholders has any voting rights that are different from the voting rights of any other stockholders.

      All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

      Dr. Richard D. Propper, Kerry Propper, Jiangnan Huang and Li Zhang may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 2005, we issued 1,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.025 per share, as follows:

Name                                                         Number of Shares
----                                                         ----------------
Jiangnan Huang                                                    120,810
Kerry Propper                                                     177,600
Li Zhang                                                          120,810
Chardan Capital Partners                                          508,380
SUJG, Inc.                                                         72,400

      Effective July 22, 2005, our board of directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.02 per share.

      The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these stockholders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      Our directors and several individuals affiliated with companies they are associated with entered into letter agreements with the representative of the underwriters pursuant to which they agreed to purchase up to 1,000,000 warrants at prices not to exceed $0.75 per warrant during the 40-trading day period following separate trading of the warrants. A total of 220,000 warrants were purchased pursuant to these agreements. We have agreed that these warrants shall not be redeemable by us as long as such warrants continue to be held by such individuals or their affiliates. Because these individuals may be insiders, or affiliates of insiders, at the time of the redemption call, their ability to sell our securities in the open market will be significantly limited. If they remain insiders, we will have policies in place that prohibit insiders from selling our securities except during specific periods of time. Accordingly, unlike public stockholders who could, if we called the warrants for redemption, either sell their warrants or exercise such warrants and sell the shares of common stock received upon such exercise freely in the open market, the insiders would be significantly restricted from selling such securities. Additionally, even if the insiders could sell their securities, any sale by an insider would require him to file a Form 4 disclosing his sale and that would have a depressive effect on the price of our stock during the redemption period. As a result, we believe this non-call feature is appropriate.

      Chardan Capital, LLC, an affiliate of Dr. Richard D. Propper, Li Zhang and Jiangnan Huang, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Chardan Capital, LLC $7,500 per month for these services. Dr. Propper is president, a manager and 19.8% owner of Chardan Capital, LLC. Each of Li Zhang and Jiangnan Huang is a manager and 16.1% owner of Chardan Capital, LLC. As a result, they will benefit from the transactions to the extent of their interest in Chardan Capital, LLC. However, these arrangements are solely for the benefit of us and are not intended to provide Dr. Propper and Messrs. Zhang and Huang compensation in lieu of a salary. We believe, based on rents and fees for similar services in the San Diego metropolitan area, that the fee charged by Chardan Capital, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction.

      Kerry Propper advanced to us $20,000 and Chardan Capital Partners has advanced to us $60,000 to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of April 11, 2006 or the consummation of our initial public offering. We repaid these loans from the proceeds of our initial public offering not placed in trust.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

      Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates, for services rendered to us prior to or with respect to the business combination.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors, if they determine to be necessary or appropriate, will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors (or, if there are no "independent" directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

      Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

      o     March 16, 2007;

      o     our liquidation; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

      During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

      We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

      o each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

      o if we fail to consummate a business combination by August 10, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

      o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

      o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

      o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

      o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

      o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

ITEM 13. EXHIBITS

      The following Exhibits are filed as part of this report.

  Exhibit No.        Description
  -----------        -----------

    3.1*     Certificate of Incorporation
    3.1.1*   Certificate of Amendment to Certificate of Incorporation
    3.2*     Bylaws
    4.4*     Representative Unit Purchase Option
    4.5*     Warrant Agreement with Continental Stock Transfer & Trust Company
    10.7*    Investment Management Trust Agreement with Continental Stock
             Transfer & Trust Company
    10.8*    Form of Stock Escrow Agreement with Continental Stock Transfer &
             Trust Company and the Initial Stockholders
    10.9*    Letter Agreement with Chardan Capital, LLC regarding administrative support
    10.10*   Form of Promissory Note, dated April 11, 2005, issued to Kerry
             Propper and Chardan Capital Partners
    10.11*   Registration Rights Agreement with the Initial Stockholders

      * Incorporated by referenced from the registration statement on Form S-1 (Reg. No. 333-125018).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK for services rendered.

Audit Fees

      During the fiscal year ended December 31, 2005, we paid, or expect to pay, our principal accountant $29,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2005, $5,000 in connection with the review of our Quarterly Report on Form 10-QSB, and approximately $15,000 in connection with the December 31, 2005 audit and Form 10-KSB.

Audit-Related Fees

      During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements other than those described in Audit Fees.

Tax Fees

      During 2005, we did not make any payments for tax services.

All Other Fees

      During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                   Chardan South China Acquisition Corporation
                          (a development stage company)

Report of Independent Registered Public Accounting Firm                   F-2

Financial Statements

   Balance Sheet                                                          F-3
   Statement of Income                                                    F-4
   Statement of Stockholders' Equity                                      F-5
   Statement of Cash Flows                                                F-6

Notes to Financial Statements                                     F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Chardan South China Acquisition Corp.


We have audited the accompanying balance sheet of Chardan South China Acquisition Corporation (a development stage company) as of December 31, 2005, and the related statements of income, stockholders' equity and cash flows for the period from March 10, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chardan South China Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period from March 10, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 10, 2006

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                                  Balance Sheet

                                                                       December 31,
                                                                           2005
                                                                       -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $   912,964
    Investments held in trust                                           30,260,861
    Prepaid expenses and other                                              48,333
                                                                       -----------
Total current assets                                                    31,222,158
Deferred tax asset                                                         119,967
                                                                       -----------

Total Assets                                                           $31,342,125
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                           $    53,253
    Taxes payable                                                          165,556
    Deferred interest                                                       86,395
                                                                       -----------
Total current liabilities                                                  305,204
                                                                       -----------

Commitments

Common stock subject to possible conversion
    1,149,425 shares at conversion value                                 5,964,017
                                                                       -----------
Stockholders' equity:
    Preferred stock, $.0001 par value, 1,000,000                                --
          shares authorized, none issued
    Common stock, $.0001 par value: 20,000,000                                 700
          shares authorized, 7,000,000 shares issued and outstanding
          (includes 1,149,425 shares subject to possible conversion)
    Additional paid-in capital                                          25,003,435
    Accumulated earnings                                                    68,769
                                                                       -----------
Total stockholders' equity                                              25,072,904
                                                                       -----------

Total Liabilities and Stockholders' Equity                             $31,342,125
                                                                       ===========


             See the accompanying notes to the financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                               Statement of Income

                                                                      From
                                                                 March 10, 2005
                                                                  (Inception)
                                                                    Through
                                                               December 31, 2005
                                                               -----------------

Costs and Expenses
   Administrative and office support                                     37,500
   Insurance                                                             29,167
   Professional fees                                                     34,475
   State franchise tax                                                   23,500
   Travel                                                                77,844
   Other operating costs                                                 31,069
                                                                    -----------

Total costs and expenses                                                233,555
                                                                    -----------

Operating loss                                                         (233,555)

Other income:
   Interest income                                                      347,913
                                                                    -----------

Net income before income tax provision                                  114,358

   Provision for income taxes                                            45,589
                                                                    -----------

Net income                                                          $    68,769
                                                                    ===========

Income per share - basic and diluted                                       0.02
Weighted average shares outstanding - basic and diluted               4,020,202


             See the accompanying notes to the financial statements

                 Chardan South China Acquisition Corporation
                        (A Development Stage Company)
                Statements of Changes in Stockholders' Equity

                                                              Common              Additional                 Stockholders'
                                                   ---------------------------    Paid - In     Accumulated    Equity
                                                      Shares          Amount      Capital        Earnings     (Deficit)
                                                   ----------------------------------------------------------------------
Balance at March 10, 2005 (Inception)                        --    $        --    $        --   $        --   $        --

Issuance of common shares to initial
  shareholders at $0.02 per share                     1,250,000            125         24,875                      25,000
Sale of 5,750,000 units, net of
  underwriters' discount and offering expenses        5,750,000            575     30,942,477                  30,943,052
  (includes 1,149,425 shares subject to
  possible conversion)                                                                                                 --
Proceeds subject to possible conversion of
  1,149,425 shares                                                                 (5,964,017)                 (5,964,017)
Proceeds from issuance of an underwriter's option                                         100                         100
Income for the period ended December 31, 2005                                                        68,769        68,769
                                                   ----------------------------------------------------------------------

Balance at December 31, 2005                          7,000,000    $       700    $25,003,435   $    68,769   $25,072,904
                                                   ======================================================================


              See the accomanying notes to the financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                    From
                                                                               March 10, 2005
                                                                                 (Inception)
                                                                                   Through
                                                                              December 31, 2005
                                                                              -----------------
Cash Flows from Operating Activities:
Net income                                                                      $     68,769
Adjustments to reconcile net income to net cash
used in operating activities:
    Deferred tax benefit                                                            (129,328)
    Amortization of discounts and interest earned on securities held in trust       (425,861)
Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                                        (48,333)
    Accounts payable and accrued liabilities                                          53,253
    Taxes payable                                                                    174,917
    Deferred interest                                                                 86,395
                                                                                ------------
Net cash used in operating activities                                               (220,188)
                                                                                ------------

Cash Flows from Investing Activities:
    Purchases of investments held in trust                                       (29,835,000)
                                                                                ------------
Cash used in investing activities                                                (29,835,000)
                                                                                ------------

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                                        34,525,000
    Proceeds from issuance of option                                                     100
    Payment of costs associated with public offering                              (3,556,948)
                                                                                ------------
Net cash provided by financing activities                                         30,968,152
                                                                                ------------

Net increase in cash and cash equivalents                                            912,964
Cash and cash equivalents, beginning of the period                                        --
                                                                                ------------
Cash and cash equivalents, end of the period                                    $    912,964
                                                                                ============


             See the accompanying notes to the financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Business and Organization - Chardan South China Acquisitions Corp. (Chardan South) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China in any city or province south of the Yangtze River.

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

      Cash and Cash Equivalents -- The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents.

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, investments held in trust, accounts payable and accrued liabilities approximate fair market value because of the short maturity of those instruments.

      Credit Risk - It is the Company's practice to place its cash equivalents in high quality money market securities or certificate of deposit accounts with one major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

      Investments Held in Trust - Investments held in trust are invested in United States government securities with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The excess of market value over cost, exclusive of deferred interest, is included in interest income in the accompanying Statement of Operations.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS

      Deferred Interest - Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

      Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Statutory taxes not based on income are included in general and administrative expenses.

      Accounting estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

      Income (Loss) Per Common Share - The Company computed basic and diluted loss per share amounts for December 31, 2005 pursuant to SFAS No. 128, "Earnings per Share." Basic earnings per share ("EPS") are computed by dividing the net income (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants issued in connection with the initial public offering described in Note 4 has not been considered in the diluted EPS since the warrants are contingently exercisable. The effect of the 250,000 units included in the underwriters purchase option as described in Note 4, along with the warrants underlying such units, has not been considered in the diluted EPS calculation since the effect would be antidilutive.

Recent Authoritative Pronouncements

Share-Based Payment

      In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the annual period beginning after June 15, 2005. We expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

      The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

2. RELATED PARTY TRANSACTIONS

      Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statement of operations for the period ended December 31, 2005 includes $37,500 of such fees.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS

      In April 2005, two of the Company's stockholders advanced an aggregate of $80,000 to the Company, on a non-interest bearing basis, for payment of offering expenses on the Company's behalf. These loans were repaid following the initial public offering from the proceeds of the Offering.

3. INCOME TAXES

Components of income taxes are as follows:

Current
      Federal                   $  128,816
      State                         36,740
                                -----------
Total Current                      165,556

Less deferred income taxes        (119,967)

                                -----------
Total income taxes               $  45,589
                                ===========

The Deferred tax asset consists of the following:

Deferred interest income            36,328
Deferred operating costs            86,639
                                ----------
                                $  119,967
                                ==========

The effective tax rate differs from the statutory rate due to the following:

Federal statutory rate                34.0%
State rate,
net of federal benefit                 5.9%
                                ----------
                                      39.9%
                                ==========

4. COMMON STOCK, COMMON STOCK PURCHASE WARRANTS AND OPTIONS

      On August 10, 2005, the Company sold 5,000,000 units ("Units") in the initial public offering ("Offering"). On August 17, 2005, the Company consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from the initial public offering were $34,500,000. The Company paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $521,948 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the offering was approximately $30,943,000 of which $29,835,000 was deposited into in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to February 10, 2007, or August 10, 2007 if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                          (a development stage company)
                        NOTES TO THE FINANCIAL STATEMENTS

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

      In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 250,000 Units at an exercise price of $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimated that the fair value of this option is approximately $550,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

5. STOCK DIVIDEND

      Effective July 22, 2005, the Company's Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2006.

                                     CHARDAN SOUTH CHINA ACQUISITION CORPORATION


                                     By:      /s/ Kerry Propper
                                              ----------------------------------
                                              Kerry Propper
                                              Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                            Date
    ---------                          -----                            ----

/s/ Jiangnan Huang          Chairman of the Board of Directors    April 14, 2006
------------------
Jiangnan Huang


/s/ Kerry Propper           Chief Executive Officer and Director  April 14, 2006
-----------------           (principal executive officer)
Kerry Propper


/s/ Dr. Richard D. Propper  Chief Financial Officer, Secretary    April 14, 2006
--------------------------  and Director
Dr. Richard D Propper       (principal accounting officer)


/s/ Li Zhang                Executive Vice President and          April 14, 2006
------------                Director
Li Zhang