Form 10QSB
period 2006-03-31
Chardan South China Acquisition Corp
filed 2006-05-19
CIK 1324298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X|   Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
Act  of 1934

      For the quarterly period ended March 31, 2006

|_|  Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-51432

                 Chardan South China Acquisition Corporation

      -----------------------------------------------------------------

      (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                               20-2479786
             --------------                         ---------------
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

      As of May 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional  Small Business  Disclosure  Format (check one):
Yes |_| No |X|

Part I:    Financial Information:

      Item 1 - Financial Statements (Unaudited):

      Balance Sheet..........................................................3

      Statements of Operations...............................................4

      Statement of Stockholders' Equity......................................5

      Statement of Cash Flows................................................6

      Notes to Financial Statements..........................................7

      Item 2 - Management's Discussion and Analysis or Plan of Operation.....9

      Item 3 - Controls and Procedures .....................................10


Part II.  Other Information

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..11

      Item 6 - Exhibits.....................................................11


Signatures..................................................................12

                      Chardan South China Acquisition Corporation
                             (A Development Stage Company)
                                Condensed Balance Sheets

                                                      March 31,     December 31,
                                                         2006           2005
                                                     -----------    ------------
                                                     (Unaudited)
                                         ASSETS

Current assets:
     Cash and cash equivalents                       $   676,619     $   912,964
     Investments held in trust                        30,563,675      30,260,861
     Prepaid expenses and other                           23,333          48,333
                                                     -----------     -----------

Total Current Assets                                  31,263,627      31,222,158
     Deferred tax asset                                  192,860         119,967
Total Assets                                         $31,456,487     $31,342,125
                                                     ===========     ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued
       expenses                                      $    99,460     $    53,253
     Income taxes payable                                119,834         165,556
     Deferred interest                                   146,927          86,395
                                                     -----------     -----------
Total current liabilities                                366,221         305,204
                                                     -----------     -----------

Commitments

Common stock subject to possible
  conversion 1,149,425 shares at
  conversion value                                     5,964,017       5,964,017
                                                     -----------     -----------
Stockholders' equity:
     Preferred stock, $.0001 par
     value, 1,000,000                                       --              --
              shares authorized,
              none issued
     Common stock, $.0001 par
       value: 20,000,000                                     700             700
              shares authorized,
              7,000,000 shares issued
              and outstanding
              (includes 1,149,425
              shares subject to
              possible conversion)
     Additional paid-in capital                       25,003,435      25,003,435
     Earnings accumulated during the
       development stage                                 122,114          68,769
                                                     -----------     -----------
Total stockholders' equity                            25,126,249      25,072,904
                                                     -----------     -----------

Total Liabilities and Stockholders'
Equity                                               $31,456,487     $31,342,125
                                                     ===========     ===========

              See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                                         From           From
                                                       March 10,      March 10,
                                          Three          2005           2005
                                          Months      (Inception)   (Inception)
                                          Ended        Through        Through
                                         March 31,     March 31,     March 31,
                                           2006           2005          2006
                                        -----------   -----------   -----------
                                        (Unaudited)   (Unaudited)   (Unaudited)

Costs and Expenses

     Admin and office support                22,500          --          60,000

     Insurance                               17,500          --          46,667

     Professional fees                        4,900          --          39,375

     State franchise tax                      5,938          --          29,438

     Travel                                  76,224          --         154,069

     Other operating costs                    5,793           900        36,862
                                        -----------   -----------   -----------


Total costs and expenses                    132,855           900       366,411
                                        -----------   -----------   -----------


Operating loss                             (132,855)         (900)     (366,411)

Other income:

     Interest income                        248,585          --         596,499
                                         -----------   -----------   -----------

Net income (loss) before income tax
  provision                                 115,730          (900)      230,088


     Income tax provision                   (62,385)         --        (107,974)
                                        -----------   -----------   -----------



Net income (loss)                       $    53,345   $      (900)  $   122,114
                                        ===========   ===========   ===========


Loss per share - basic and diluted             0.01         (0.00)         0.03
Weighted average shares outstanding -
  basic and diluted                       7,000,000     1,250,000     4,854,922

          See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                  Condemsed Statements of Stockholders' Equity
             From March 10, 2005 (Inception) through March 31, 2006
                                   (Unaudited)


                                                                                                  Earnings
                                                                                                 accumulated
                                                              Common               Additional     during the   Stockholders'
                                                              ------               Paid - In     development      Equity
                                                          Shares       Amount       Capital         stage        (Deficit)
                                                      ---------------------------------------------------------------------
Issuance of common shares to initial shareholders on
  March 10, 2005 at $0.02 per share                      1,250,000  $        125  $     24,875   $       --    $     25,000

Sale of 5,750,000 units, net of underwriters'
  discount and offering expenses (includes 1,149,425
  shares subject to possible conversion)                 5,750,000           575    30,942,477           --      30,943,052

Proceeds subject to possible conversion of 1,149,425
  shares                                                      --            --      (5,964,017)          --      (5,964,017)

Proceeds from issuance of an underwriter's option             --            --             100           --             100

Income for the year ended December 31, 2005                   --            --            --           68,769        68,769
                                                      ---------------------------------------------------------------------


Balance at December 31, 2005                             7,000,000           700    25,003,435         68,769    25,072,904

Unaudited:

Income for the three months ended March 31, 2006              --            --            --           53,345        53,345
                                                      ---------------------------------------------------------------------



Balance at March 31, 2006                                7,000,000  $        700  $ 25,003,435   $    122,114  $ 25,126,249
                                                      =====================================================================


           See the accomanying notes to condensed financial statements

                             Chardan South China Acquisition Corporation
                                    (A Development Stage Company)
                                 Condensed Statements of Cash Flows



                                                                      From            From
                                                                    March 10,       March 10,
                                                       Three          2005            2005
                                                       Months      (Inception)    (Inception)
                                                       Ended        Through         Through
                                                      March 31,     March 31,      March 31,
                                                        2006           2005           2006
                                                   -------------   ------------   ------------
                                                     (Unaudited)   (Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
Net income (loss)                                   $     53,345   $       (900)  $    122,114
Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization of discounts and interest earned
   on securities held in trust                          (302,814)          --         (728,675)
   Cash received on interest bearing accounts             (6,304)          --           (6,304)
Changes in operating Assets and Liabilities:
   Prepaid expenses and other current assets              25,000           --          (23,333)

   Deferred tax asset                                    (72,893)          --         (192,860)
   Accounts payable and accrued expenses                  46,206            900         99,459
   Income taxes payable                                  (45,722)          --          119,834
   Deferred interest                                      60,533           --          146,928
                                                   -------------   ------------   ------------
Net cash used by operating activities                   (242,649)          --         (462,837)
                                                   -------------   ------------   ------------

Cash Flows from Investing Activities:
   Purchases of investments held in trust                   --             --      (29,835,000)
   Cash received on interest bearing accounts              6,304           --            6,304
                                                   -------------   ------------   ------------
Net cash used by investing activities                      6,304           --      (29,828,696)
                                                   -------------   ------------   ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                   --           25,000     34,525,000
   Proceeds from issuance of option                         --             --              100
   Payment of costs associated with public
   offering                                                 --             --       (3,556,948)
   Payments of deferred operating costs                     --          (25,000)          --
                                                   -------------   ------------   ------------
Net cash provided by financing activities                   --             --       30,968,152
                                                   -------------   ------------   ------------

Net increase in cash and cash equivalents               (236,345)          --          676,619
Cash and cash equivalents, beginning of the period       912,964           --             --
                                                   -------------   ------------   ------------
Cash and cash equivalents, end of the period        $    676,619   $       --     $    676,619
                                                   =============   ============   ============

          See the accomanying notes to condensed financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006


1. SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

      Business and Organization - Chardan China Acquisition Corp. III, now known as Chardan South China Acquisition Corporation ("Chardan South" or the "Company"), was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to merge with, acquire or engage in a similar transaction (a "Business Combination") with an operating business that has its primary operating facilities in the People Republic of China in any city or province South of the Yangtze River.

      Effective July 14, 2005, the Company's Board of Directors and initial stockholders authorized an amendment to Chardan South's Certificate of Incorporation to change the company's name from Chardan China Acquisition Corp. III to Chardan South China Acquisition Corporation.

      In August 2005, Chardan South commenced its efforts to locate a company with which to effect a business combination. After signing a definitive agreement for the acquisition of a target business, such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to Chardan South's initial public offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the initial public offering, including all of the officers and directors of the Company, have agreed to vote their 1,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

      Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet, and 19.99% of the related interest earned on the investments held in the Trust Fund has been recorded as deferred interest.

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet has been derived from the audited financial statements.

2. RELATED PARTY TRANSACTIONS

      Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board and two of its officers and directors. The fee includes the provision of office space and certain office and secretarial services. The statement of operations for the period ended March 31, 2006 includes $22,500 of such fees.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

      The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. Please refer to our Annual Report on Form 10-KSB for a discussion of the risks related to our business.

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

      The net income of $53,345 for the three months ended March 31, 2006 consisted primarily of $76,224 of travel expenses, $22,500 for a monthly administrative services agreement, $17,500 for directors and officers liability insurance, state franchise taxes of $5,938, $4,900 for professional fees, and $5,793 for other operating costs and an income tax provision of $62,385, offset by interest income on the trust fund investments in the amount of $248,585.

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

      We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Upon consummation of a business combination, the proceeds remaining in the trust fund, if any, as well as any other unexpended net proceeds of our offering will be used to finance the operations of the target business.

      We believe we will have sufficient available funds outside of the trust fund to operate through August 10, 2007, assuming that a business combination is not consummated prior to that date. However, should we require additional operating capital to effect a business combination, we will likely obtain it through borrowing, some or all of which may be borrowing from our officers and directors.

      We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      On May 16, 2006, Chardan South China Acquisition Corporation (the "Company") entered into an amendment to the Investment Management Trust Agreement, dated as of August 2, 2005, between the Company and Continental Stock Transfer & Trust Company, relating to the trust account established on closing of the Company's initial public offering. The amendment expands the permissible investments of funds in the trust account (initially limited to government securities having maturities of 180 days or less) to permit investment in any open-ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act.

ITEM 6:  EXHIBITS

      (a)  Exhibits:

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

                                    CHARDAN SOUTH CHINA ACQUISITION CORPORATION

      Dated:  May 19, 2006

                                    /s/ Kerry Propper
                                    ----------------------------------------
                                    Kerry Propper
                                    Chief Executive Officer and Secretary
                                    (Principal Executive Officer)

                                    /s/ Dr. Richard D. Propper
                                    ----------------------------------------
                                    Dr. Richard D. Propper Chief Financial
                                    Officer (Principal Accounting and Financial
                                    Officer)