Form 10QSB
period 2006-06-30
Chardan South China Acquisition Corp
filed 2006-08-21
CIK 1324298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2006

|__|  Transition report under Section 13 or 15(d) of the Exchange Act

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

      Yes |X| No |_|

      As of August 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one):

      Yes |_| No |X|

Part I:  Financial Information:

         Item 1 - Financial Statements (Unaudited):

         Balance Sheet............................................................3

         Statements of Operations.................................................4

         Statement of Stockholders' Equity........................................5

         Statement of Cash Flows..................................................6

         Notes to Financial Statements............................................7

         Item 2 - Management's Discussion and Analysis or Plan of Operation.......9

         Item 3 - Controls and Procedures .......................................10

Part II.  Other Information

         Item 6 - Exhibits.......................................................11

Signatures.......................................................................12

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                        June 30, 2006  December 31, 2005
                                                        -------------  -----------------
                                                         (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                           $     440,887   $         912,964
    Investments held in trust                              30,780,994          30,260,861
    Deferred tax asset                                        298,915             119,967
    Prepaid expenses and other                                  5,833              48,333
                                                        -------------   -----------------

Total Assets                                            $  31,526,629   $      31,342,125
                                                        =============   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses               $      75,611   $          53,253
    Income taxes payable                                      207,789             165,556
    Deferred interest                                         193,369              86,395
                                                        -------------   -----------------
Total current liabilities                                     476,769             305,204
                                                        -------------   -----------------

Commitments

Common stock subject to possible conversion
   1,149,425 shares at conversion value                     5,964,017           5,964,017
                                                        -------------   -----------------

Stockholders' equity:
    Preferred stock, $.0001 par value, 1,000,000                   --                  --
      shares authorized, none issued
    Common stock, $.0001 par value: 20,000,000                    700                 700
      shares authorized, 7,000,000 shares issued
      and outstanding (includes 1,149,425
      shares subject to possible conversion)
    Additional paid-in capital                             25,003,435          25,003,435
    Earnings accumulated during the development stage          81,708              68,769
                                                        -------------   -----------------
Total stockholders' equity                                 25,085,843          25,072,904
                                                        -------------   -----------------

Total Liabilities and Stockholders' Equity              $  31,526,629   $      31,342,125
                                                        =============   =================

          See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                                                                                   From              From
                                               Three            Three             Six         March 10, 2005    March 10, 2005
                                               Months           Months           Months        (Inception)       (Inception)
                                               Ended            Ended            Ended            Through         Through
                                           June 30, 2006    June 30, 2005    June 30, 2006     June 30, 2005     June 30, 2006
                                           -------------    -------------    -------------    --------------    --------------
                                            (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
Costs and Expenses
   Admin and office support                       22,500               --           45,000                --            82,500
   Consulting                                     66,700               --           66,700                --            66,700
   Insurance                                      17,500               --           35,000                --            64,167
   Professional fees                              28,217               --           33,117                --            67,592
   State franchise tax                             6,737               --           12,675                --            36,175
   Travel                                         82,643               --          158,867                --           236,711
   Other operating costs                           5,086               12           10,879               940            41,948
                                           -------------    -------------    -------------    --------------    --------------

Total costs and expenses                         229,383               12          362,238               940           595,793
                                           -------------    -------------    -------------    --------------    --------------

Operating loss                                  (229,383)             (12)        (362,238)             (940)         (595,793)

Other income:
   Interest income                               170,877               --          419,462                --           767,375
                                           -------------    -------------    -------------    --------------    --------------

Net loss before income tax provision             (58,506)             (12)          57,224              (940)          171,582

   Income tax benefit (provision)                 18,100               --          (44,285)               --           (89,874)
                                           -------------    -------------    -------------    --------------    --------------

Net income (loss)                          $     (40,406)   $         (12)   $      12,939    $         (940)   $       81,708
                                           =============    =============    =============    ==============    ==============

Loss per share
  - basic and diluted                              (0.01)           (0.00)            0.00             (0.00)             0.02
Weighted average shares outstanding
  - basic and diluted                          7,000,000        1,250,000        7,000,000         1,250,000         5,264,151

          See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                  Condemsed Statements of Stockholders' Equity
              From March 10, 2005 (Inception) through June 30, 2006

                                                                                                       Earnings
                                                    ---------------------------    Additional         accumulated     Stockholders'
                                                              Common                Paid - In          during the        Equity
                                                       Shares         Amount         Capital       development stage    (Deficit)
                                                    ------------   ------------   ------------    -----------------   -------------
Issuance of common shares to initial
  shareholders on March 10, 2005
  at $0.02 per share                                   1,250,000   $        125   $     24,875    $              --   $      25,000
Sale of 5,750,000 units, net of
  underwriters' discount and offering
  expenses (includes 1,149,425 shares
  subject to possible conversion)                      5,750,000            575     30,942,477                   --      30,943,052
Proceeds subject to possible conversion
  of 1,149,425 shares                                         --             --     (5,964,017)                  --      (5,964,017)
Proceeds from issuance of an underwriter's option             --             --            100                   --             100
Net Income for the year ended December 31, 2005               --             --             --               68,769          68,769
                                                    ------------   ------------   ------------    -----------------   -------------

Balance at December 31, 2005                           7,000,000            700     25,003,435               68,769      25,072,904

Unaudited:
Net Income for the six months ended June 30, 2006             --             --             --               12,939          12,939

                                                    ------------   ------------   ------------    -----------------   -------------

Balance at June 30, 2006                               7,000,000   $        700   $ 25,003,435    $          81,708   $  25,085,843
                                                    ============   ============   ============    =================   =============

          See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                              From              From
                                                             Six         March 10, 2005    March 10, 2005
                                                            Months         (Inception)       (Inception)
                                                            Ended            Through           Through
                                                        June 30, 2006     June 30, 2005     June 30, 2006
                                                       --------------    --------------    --------------
                                                         (Unaudited)       (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)                                      $       12,939    $         (940)   $       81,708
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
    Amortization of discounts and interest
      earned on securities held in trust                     (520,133)               --          (945,994)
Changes in operating Assets and Liabilities:
    Prepaid expenses and other current assets                  42,500                --            (5,833)
    Deferred tax asset                                       (178,948)               --          (298,915)
    Accounts payable and accrued expenses                      22,358               900            75,611
    Income taxes payable                                       42,233                --           207,789
    Deferred interest                                         106,974                --           193,369
                                                       --------------    --------------    --------------
Net cash used by operating activities                        (472,077)              (40)         (692,265)
                                                       --------------    --------------    --------------
Cash Flows from Investing Activities:
    Purchases of investments held in trust                         --                --       (29,835,000)
                                                       --------------    --------------    --------------
Net cash provided (used) by investing activities                   --                --       (29,835,000)
                                                       --------------    --------------    --------------

Cash Flows from Financing Activities
    Proceeds from related party loans                              --            80,000                --
    Proceeds from issuance of common stock                         --            25,000        34,525,000
    Proceeds from issuance of option                               --                --               100
    Payment of costs associated with public offering               --           (76,416)       (3,556,948)
                                                       --------------    --------------    --------------
Net cash provided by financing activities                          --            28,584        30,968,152
                                                       --------------    --------------    --------------

Net increase in cash and cash equivalents                    (472,077)           28,544           440,887
Cash and cash equivalents, beginning of the period            912,964                --                --
                                                       --------------    --------------    --------------
Cash and cash equivalents, end of the period           $      440,887    $       28,544    $      440,887
                                                       ==============    ==============    ==============
Supplemental schedule of non-cash financing:
Accrual of offering costs                                          --    $        9,679                --
                                                       ==============    ==============    ==============

          See the accompanying notes to condensed financial statements

                   CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

1. SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

      Business and Organization - Chardan South China Acquisition Corp.
(Chardan South) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China in any city or province south of the Yangtze River.

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

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission.

2. RELATED PARTY TRANSACTIONS

      Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three and six month periods ended June 30, 2006 include $22,500 and $45,000 of such fees, respectively.

3. MATERIAL AGREEMENTS

      In June 2006, the Company entered into an agreement with a consulting firm to assist in the search to identify prospective target businesses for the Business Combination. As part of the agreement, the consulting firm is to receive $200,000 and agreed to perform due diligence on such prospective target businesses as well as assist in structuring and consummating the business combination. The statements of operations for the periods ended June 30, 2006 include $66,700 relating to this agreement with the remaining amount due upon the closing of a Business Combination, if any.

4. ACCOUNTING PRONOUNCEMENTS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No.109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We don not expect FIN 48 will have a material effect on our financial condition or results of operations.

      Management does not belive that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Background

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

Results of Operations

      The net loss of $40,406 for the three months ended June 30, 2006 consisted primarily of $82,643 of travel expenses, $22,500 for a monthly administrative services agreement, $17,500 for directors and officers liability insurance, state franchise taxes of $6,737, $28,217 for professional fees, $66,700 for consulting fees and $5,086 for other operating costs. These expenses were offset by interest income on the trust fund investments in the amount of $170,877 and an income tax benefit of $18,100.

      The net income of $12,939 for the six-month period ending June 30, 2006 resulted from expenses of $362,238, consisting primarily of $158,867 of travel expenses, $45,000 for a monthly administrative services agreement, $35,000 for directors and officers liability insurance, state franchise taxes of $12,675, $33,117 for professional fees, $66,700 for consulting fees and $10,879 for other operating costs. For that period we also had an income tax provision of $44,285. Offsetting those amounts was interest of $419,462 earned on the trust investments.

      As we were incorporated only on March 10, 2005 and began our efforts to locate and negotiate with a target for a Business Combination only after our initial public offering, which occurred in the third quarter of 2005, no comparison is provided for either the three-month or the six-month periods ending June 30, 2005 and June 30, 2006, as such comparison would provide no information of value in understanding the financial condition of our business.

      We have recently become aware that the staff of the SEC has raised questions about the application of various accounting rules and guidance, including EITF 00-19, to offerings by special purpose acquisition companies, such as our company, which involve warrants and purchase options. If the SEC staff ultimately concludes that application of these provisions requires a different treatment of certain aspects of our financial statements, we may be required to restate our financial statements, including reflecting as a liability on our balance sheet our obligation to maintain an effective registration statement with respect to the offer and sale of shares issuable upon exercise of our outstanding warrants and purchase options.

Liquidity

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

      We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Upon consummation of a business combination, the proceeds remaining in the trust fund, if any, as well as any other unexpended net proceeds of our offering, will be used to finance the operations of the target business.

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

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 6:  EXHIBITS

         (a)      Exhibits:

                  10.12 - Amendment to Investment Management Agreement

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

                                     CHARDAN SOUTH CHINA ACQUISITION CORPORATION

      Dated: August 21, 2006

                                     /s/ Kerry Propper
                                     ---------------------------------------
                                     Kerry Propper
                                     Chief Executive Officer and Secretary
                                     (Principal Executive Officer)


                                     /s/ Dr. Richard D. Propper
                                     ---------------------------------------
                                     Dr. Richard D. Propper
                                     Chief Financial Officer (Principal
                                     Accounting and Financial Officer)