Form 10QSB
period 2006-09-30
Chardan South China Acquisition Corp
filed 2006-11-21
CIK 1324298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2006

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-51432

                  Chardan South China Acquisition Corporation

       _________________________________________________________________
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

      As of November 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Part I:  Financial Information:

  Item 1 - Financial Statements (Unaudited):

  Balance Sheet.........................................................    3

  Statements of Operations..............................................    4

  Statement of Stockholders' Equity.....................................    5

  Statement of Cash Flows...............................................    6

  Notes to Financial Statements.........................................    7

  Item 2 - Management's Discussion and Analysis or Plan of Operation....    8

  Item 3 - Controls and Procedures .....................................    9

Part II.  Other Information

  Item 6 - Exhibits.....................................................    9

Signatures..............................................................   10

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                     September     December
                                                                      30, 2006     31, 2005
                                                                    -----------   -----------
                                                                    (Unaudited)
                                ASSETS

Current assets:
  Cash and cash equivalents                                         $   272,094   $   912,964
  Investments held in trust                                          31,035,547    30,260,861
  Deferred tax asset                                                    255,054       119,967
  Prepaid expenses and other                                              8,444        48,333
                                                                    -----------   -----------
Total Assets                                                        $31,571,139   $31,342,125
                                                                    ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    75,206   $    53,253
  Income taxes payable                                                  176,038       165,556
  Deferred interest                                                     244,254        86,395
                                                                    -----------   -----------
Total current liabilities                                               495,498       305,204
                                                                    -----------   -----------

Commitments

Common stock subject to possible conversion
  1,149,425 shares at conversion value                                5,964,017     5,964,017
                                                                    -----------   -----------
Stockholders' equity:
  Preferred stock, $.0001 par value, 1,000,000
    shares authorized, none issued                                           --            --
  Common stock, $.0001 par value: 20,000,000 shares
    authorized, 7,000,000 shares issued and outstanding
    (includes 1,149,425 shares subject to possible conversion)              700           700
  Additional paid-in capital                                         25,003,435    25,003,435
  Earnings accumulated during the development stage                     107,489        68,769
                                                                    -----------   -----------
Total stockholders' equity                                           25,111,624    25,072,904
                                                                    -----------   -----------
Total Liabilities and Stockholders' Equity                          $31,571,139   $31,342,125
                                                                    ===========   ===========

          See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                                                                             From             From
                                                 Three         Three         Nine       March 10, 2005   March 10, 2005
                                                 Months        Months        Months      (Inception)       (Inception)
                                                 Ended         Ended         Ended          Through         Through
                                               September     September     September       September        September
                                                30, 2006      30, 2005      30, 2006       30, 2005         30, 2006
                                              -----------   -----------   -----------   --------------   --------------
                                              (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)       (Unaudited)
Costs and Expenses
  Admin and office support                         22,500        15,000        67,500         15,000          105,000
  Consulting                                           --            --        66,700             --           66,700
  Insurance                                        14,277        10,740        49,277         10,740           78,444
  Professional fees                                10,612         4,335        43,729          5,275           78,204
  State franchise tax                               5,937        13,788        18,612         13,788           42,112
  Travel                                          104,323        27,195       263,190         27,195          341,034
  Other operating costs                             8,128         2,950        19,007          3,080           50,076
                                               ----------    ----------    ----------     ----------       ----------
Total costs and expenses                          165,777        74,008       528,015         75,078          761,570
                                               ----------    ----------    ----------     ----------       ----------
Operating loss                                   (165,777)      (74,008)     (528,015)       (75,078)        (761,570)
Other income:
  Interest income                                 203,668       114,559       623,130        114,559          971,043
                                               ----------    ----------    ----------     ----------       ----------
Net income before income tax provision             37,891        40,551        95,115         39,481          209,473
  Income tax provision                            (12,110)      (15,750)      (56,395)       (15,750)        (101,984)
                                               ----------    ----------    ----------     ----------       ----------
Net income                                     $   25,781    $   24,801    $   38,720     $   23,731       $  107,489
                                               ==========    ==========    ==========     ==========       ==========
Earnings per share - basic and diluted               0.00          0.01          0.01           0.01             0.02
Weighted average shares outstanding - basic
  and diluted                                   7,000,000     4,442,935     7,000,000      2,682,927        5,544,815

          See the accompanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                  Condemsed Statements of Stockholders' Equity
           From March 10, 2005 (Inception) through September 30, 2006
                                   (Unaudited)

                                                                                                     Earnings
                                                                     Common         Additional      accumulated      Stockholders'
                                                              ------------------    Paid - In       during the          Equity
                                                                Shares    Amount     Capital     development stage     (Deficit)
                                                              ---------   ------   -----------   -----------------   -------------
Issuance of common shares to initial
  shareholders on March 10, 2005 at $0.02 per share           1,250,000    $125    $    24,875        $     --        $    25,000
Sale of 5,750,000 units, net of underwriters'
  discount and offering expenses (includes 1,149,425
  shares subject to possible conversion)                      5,750,000     575     30,942,477              --         30,943,052
Proceeds subject to possible conversion of 1,149,425 shares          --      --     (5,964,017)             --         (5,964,017)
Proceeds from issuance of an underwriter's option                    --      --            100              --                100
Income for the year ended December 31, 2005                          --      --             --          68,769             68,769
                                                              ---------    ----    -----------        --------        -----------
Balance at December 31, 2005                                  7,000,000     700     25,003,435          68,769         25,072,904
Unaudited:
Income for the nine months ended September 30, 2006                  --      --             --          38,720             38,720
                                                              ---------    ----    -----------        --------        -----------
Balance at September 30, 2006                                 7,000,000    $700    $25,003,435        $107,489        $25,111,624
                                                              =========    ====    ===========        ========        ===========

           See the accomanying notes to condensed financial statements

                   Chardan South China Acquisition Corporation
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                                   From                 From
                                                              Nine            March 10, 2005       March 10, 2005
                                                             Months            (Inception)          (Inception)
                                                             Ended               Through              Through
                                                       September 30, 2006   September 30, 2005   September 30, 2006
                                                       ------------------   ------------------   ------------------
                                                           (Unaudited)          (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:

Net income (loss)                                           $  38,720          $     23,731         $    107,489
Adjustments to reconcile net loss to net cash
used in operating activities:
  Amortization of discounts and interest earned on
    securities held in trust                                 (774,686)             (140,588)          (1,200,547)
Changes in operating Assets and Liabilities:

  Prepaid expenses and other current assets                    39,889              (101,515)              (8,444)
  Deferred tax asset                                         (135,087)                   --             (264,415)
  Accounts payable and accrued expenses                        21,953                56,587               75,206
  Income taxes payable                                         10,482                    --              185,399
  Deferred interest                                           157,859                28,103              244,254
                                                            ---------          ------------         ------------
Net cash used by operating activities                        (640,870)             (133,682)            (861,058)
                                                            ---------          ------------         ------------

Cash Flows from Investing Activities:

  Purchases of investments held in trust                           --           (29,835,000)         (29,835,000)
                                                            ---------          ------------         ------------
Net cash provided (used) by investing activities                   --           (29,835,000)         (29,835,000)
                                                            ---------          ------------         ------------

Cash Flows from Financing Activities

  Proceeds from related party loans                                --                    --                   --
  Proceeds from issuance of common stock                           --            34,525,000           34,525,000
  Proceeds from issuance of option                                 --                   100                  100
  Payment of costs associated with public offering                 --            (3,556,948)          (3,556,948)
                                                            ---------          ------------         ------------
Net cash provided by financing activities                          --            30,968,152           30,968,152
                                                            ---------          ------------         ------------

Net increase (decrease) in cash and cash equivalents         (640,870)              999,470              272,094
Cash and cash equivalents, beginning of the period            912,964                    --                   --
                                                            ---------          ------------         ------------
Cash and cash equivalents, end of the period                $ 272,094          $    999,470         $    272,094
                                                            =========          ============         ============

        See the accompanying notes to condensed financial statements

                  CHARDAN SOUTH CHINA ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

1. SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

      Business and Organization - Chardan South China Acquisitions Corp. (Chardan South) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the Peoples Republic of China in any city or province south of the Yangtze River.

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

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

      Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

2. RELATED PARTY TRANSACTIONS

      Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three and nine month periods ended September 30, 2006 include $22,500 and $67,500 of such fees, respectively.

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

      The net income for the three months ended September 30, 2006 consisted primarily of interest income on the trust fund investments in the amount of $203,668, offset by $104,322 of travel expenses, $22,500 for a monthly administrative services agreement, $14,277 for directors and officers liability insurance, state franchise taxes of $5,938, $10,612 for professional fees, $8,128 for other operating costs and an income tax provision of $12,110.

      The net income of $38,720 for the nine-month period ending September 30, 2006 resulted primarily from interest income of $623,130, offset by expenses of $528,015, consisting primarily of $263,190 of travel expenses, $67,500 for a monthly administrative services agreement, $49,277 for directors and officers liability insurance, state franchise taxes of $18,612, $43,729 for professional fees and $19,007 for other operating costs, along with an income tax provision of $56,395.

      As we were incorporated only on March 10, 2005 and began our efforts to locate and negotiate with a target for a Business Combination only after our initial public offering, which occurred in the third quarter of 2005, no comparison is provided for either the three-month or the nine-month periods ending September 30, 2005 and September 30, 2006, as such comparison would provide no information of value in understanding the financial condition of our business.

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

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     CHARDAN SOUTH CHINA ACQUISITION CORPORATION

Dated: November 20, 2006


                                     /s/ Kerry Propper
                                     -------------------------------------------
                                     Kerry Propper
                                     Chief Executive Officer and Secretary
                                       (Principal Executive Officer)


                                     /s/ Dr. Richard D. Propper
                                     -------------------------------------------
                                     Dr. Richard D. Propper
                                     Chief Financial Officer (Principal
                                       Accounting and Financial Officer)