Form 10KSB
period 2006-12-31
Chardan South China Acquisition Corp
filed 2007-04-17
CIK 1324298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51432

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2479786 (Small Business Issuer Employer I.D. Number)

625 Broadway, Suite 1111, San Diego, California (Address of principal executive offices)	92101 (zip code)

(619) 795-4627
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
(1) Units consisting of one share of Common Stock, par value $0.0001 per share, and two Warrants Common Stock, $0.0001 par value per share
(2) Common Stock, $0.0001 par value per share
(3) Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☒  No ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of April 13, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $33,637,500.

As of April 13, 2007, there were 7,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Chardan South China Acquisition Corporation is a blank check company that was formed on March 10, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People’s Republic of China in any city or province south of the Yangtze River.

In August 2005, we closed our initial public offering of 5,750,000 units, including 750,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $34,500,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,943,052, of which $29,835,000 was deposited into a trust fund and the remaining proceeds (approximately $1,108,052) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used approximately $912,000 of the net proceeds that were not deposited into the trust fund in its operating activities. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $31,294,931 held in the trust fund.

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

Opportunities for market expansion have emerged for businesses with operations in China due to changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

•
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years with forecasted continued growth for at least the next several years;

•	attractive valuations for target businesses within China;

•	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	favorable labor rates and efficient, low-cost manufacturing capabilities;

•
the entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

•
the fact that China’s public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Recent Developments

Purchase Agreement for Proposed Business Combination

On April 14, 2007 we entered into a stock purchase agreement to acquire all of the issued and outstanding ordinary shares of Head Dragon Holdings, Limited, which owns a controlling interest in Liaoning GaoKe Energy Group (“GaoKe”). GaoKe is a provider of distributed power generation and micro power grids in China. There remain several conditions to the closing of the transaction to acquire GaoKe, including, but not limited to, the issuance of a final audit report showing earnings for the fiscal year ended 2006 of not less than $6 million, as well as the customary conditions regarding the accuracy of representations and warranties and deliveries to be made. Other conditions include the approval of our stockholders of an amendment to our certificate of incorporation allowing us to enter into a business combination with a company with principal operations north of the Yangtze River and approval by our stockholders of the transaction itself.

Under the agreement with Mr. Lv Jin Xiang, the sole shareholder of Head Dragon Holdings, Limited, we will acquire all of his stock in exchange for 13,000,000 of the common shares of our merger subsidiary, China Energy Technology, Limited (“CETL”), a British Virgin Islands company formed for the purpose of changing our domicile from Delaware to the British Virgin Islands.

As additional purchase price, the holders of the Head Dragon ordinary shares will be issued, on an all or none basis each year, an aggregate of 9,000,000 ordinary shares of CETL, as set forth below, if on a consolidated basis CETL has net operating profits on a U.S. GAAP basis of the following amounts for the indicated fiscal years ending December 31:

Fiscal Year	After-Tax Profit	Number of Shares
2007	$14,000,000	1,000,000
2008	$19,000,000	1,000,000
2009	$29,000,000	1,000,000
2010	$44,000,000	2,000,000
2011	$63,000,000	2,000,000
2012	$87,000,000	2,000,000

As noted above, our corporate charter specifies that we are to enter into a business combination with a business that has its principal operations south of the Yangtze River. GaoKe is based in Shenyang, Liaoning Province, which is north of the Yangtze River. We elected to engage in a business combination with GaoKe despite that because we believed that GaoKe represented the best opportunity for us and would produce the greatest benefits for our stockholders of the businesses that we evaluated. In order to consummate the combination with GaoKe, we will need to amend our certificate of incorporation, which will require the majority vote of our stockholders. We plan on seeking stockholder approval for the amendment promptly after entering into a definitive agreement with GaoKe. That stockholder vote will not involve approval of the business combination with GaoKe, only an amendment to our certificate of incorporation that will allow us to enter into a business combination with a company that has its principal operations north of the Yangtze River.

Assuming that our stockholders approve the amendment to our certificate of incorporation permitting us to enter into a business combination with a company whose principal operations are north of the Yangtze River, we expect the transaction with GaoKe will be consummated in the second half of 2007, after the required approval by our stockholders. Had we not entered into the agreement in principle to combine with GaoKe on or before February 10, 2007, our certificate of incorporation required us to begin dissolution of the company. The entry into the agreement in principle to acquire GaoKe on January 31, 2007 extended the time for completing a business combination until August 10, 2007. We will assess the progress that we are making toward completion of our transaction with GaoKe, including the date by which we enter into a definitive agreement and receive the necessary audited financial information from them. Should it appear likely that the completion of the business combination with GaoKe will not be completed by August 10, 2007, we will seek permission from our stockholders to extend the time for doing so. Such an extension will require an amendment to our certificate of incorporation, and our plan would be to solicit stockholder approval of that change at the same time we seek their approval to permit us to combine with a business that has its principal operations north of the Yangtze River.

Our stockholders will vote on the proposed amendment of our certificate of incorporation after we have distributed to them proxy solicitation materials prepared in accordance with applicable SEC requirements.

However, unless otherwise indicated the remainder of this Annual Report on Form 10-KSB assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Selection of a target business and structuring of a business combination

Target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds and other members of the U.S. and Chinese financial communities, who presented solicited and unsolicited proposals. Our officers and directors as well as their affiliates also identified and brought target business candidates to our attention. We have engaged, and may again in the future engage, professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Except for the requirement that the target business must have its primary operating facilities located in China in any city or province south of the Yangtze River, a limitation which, as noted, we intend to seek stockholder approval to remove, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating prospective target businesses, our management considered, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination was based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we conduct due diligence reviews which encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information made available to us. Our due diligence reviews were more extensive for the group of candidates that went beyond the preliminary stage, and we are continuing the due diligence process with regard to GaoKe.

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

Opportunity for stockholder approval of business combination

Assuming that we enter into a definitive agreement with GaoKe and receive stockholder approval to conduct a business combination with a business located north of the Yangtze River, we will submit the proposed business combination transaction with GaoKe to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with the approval, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. Those proxy materials will likely be contained in a Form S-4 registration statement, which is used for the registration of securities issued in connection with a business combination such as the one contemplated.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in the initial public offering (“IPO Shares”). We will proceed with the business combination only if a majority of the outstanding shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

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

Liquidation if no business combination

Unless, as described above, our stockholders approve an amendment to our certificate of incorporation extending the time for doing so, if we do not complete a business combination by August 10, 2007, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

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

Competition

In identifying, evaluating and selecting a target business, we encountered competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

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

If we succeed in effecting a business combination, the combined company will be, in all likelihood, subject to intense competition in the PRC and elsewhere. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government regulations

Government regulations relating to acquisition transactions

On September 8, 2006, the Ministry of Commerce of the PRC, in conjunction with several other government agencies, promulgated a comprehensive set of regulations governing the process by which a Chinese company must secure approval to participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC (the “M&A Regulations”). The new regulations have largely centralized the approval process that had formerly been carried out by a combination of provincial and central government agencies within the Ministry of Commerce (MOFCOM), the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission, and the China Securities Regulatory Commission (CSRC) and also expanded the scope of the prior regulations.

Depending on the structure of the acquisition transaction, these M&A Regulations may require the Chinese parties of the acquisition transaction to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and valuation of the acquiror to permit the government to assess the fairness of the economics of a transaction in addition to its compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction.

It is expected that compliance with the M&A Regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the Chinese government much more extensive evaluation and control over the terms of the transaction. Therefore, it may not be possible to complete certain acquisitions in China because the terms of the transaction may not satisfy the criteria used in the approval process or, even if approved, if they are not consummated within the time permitted by the approvals granted.

The M&A Regulations have introduced aspects of economic and substantive analysis of the target business and the acquiror and the terms of the transaction by MOFCOM and the other governing agencies by requiring submission of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval. The regulations also prohibit a transaction at an acquisition price that is obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of one year. Because the Chinese authorities have expressed concern with offshore transactions which converted domestic companies into foreign investment enterprises (FIEs), the new regulations require that there be new foreign-sourced capital of not less than 25% of the domestic company’s post-acquisition registered capital in order to obtain FIE treatment. In asset transactions, there must be no harm to third parties or the public interest as a result of the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations may limit our ability to negotiate various terms of an acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, in any future business combinations or acquisitions of Chinese companies, we may not be able to negotiate a transaction with terms that will satisfy both the requirements of the Chinese regulations and protect our stockholders’ interests.

The M&A Regulations give the approving agencies authority to restrict foreign ownership of Chinese domestic companies engaged in “important industries.” The regulatory agencies have some discretion in determining whether a Chinese company fits within that category, but among the transactions that may be subject to these restrictions are those involving companies whose acquisition by foreign interests may affect national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names.” The M&A Regulations also provide for antitrust review for certain large transactions or transactions involving large companies, as well as roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China similar to those done under United States anti-trust law concepts. The regulations use criteria related to economic aspects of the parties or markets involved to determine if a transaction is subject to scrutiny, including any one of the following: level of sales or assets within China, control of 20% or more of the Chinese market on a pre-transaction basis, or control of 25% or more of the Chinese market as a result of the transaction. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensure employment, (iii) the transaction will introduce high technologies and increase international competitiveness, and (iv) the transaction will improve the environment.

The M&A Regulations set forth many specific requirements, but there are still many ambiguities in the meaning of many provisions that will be resolved only as practices and standards under the regulations develop. Further regulations are anticipated in the future, but until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations and the manner in which they will apply, and the effect that they will have, on any particular transaction. Moreover, the ambiguities allow the regulators wide latitude in the enforcement of the regulations and in determining the transactions to which they may or may not apply. Therefore, we cannot predict with certainty the extent to which the regulations will apply to any future proposed business combination for the growth of our operations or the nature of the impact that they will have on the proposed business combination.

At this point we have conducted a preliminary analysis to determine whether the M&A Regulations pose any material concerns for our completion of a business combination of GaoKe. Based on that preliminary evaluation, we do not believe that the proposed transaction, which involves the acquisition of stock of a Hong Kong company (Head Dragon Holdings Limited) that was organized prior to the effective date of the M&A Regulations, will be materially adversely affected by M&A Regulations.

Government regulations relating to taxation

Under the PRC’s current tax laws, regulations and rulings, companies providing certain services, assigning intangible assets or selling immovable property are subject to a business tax at a rate ranging from 3% to 20% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be. According to the Applicable Foreign Enterprises Tax Law, income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. The profit derived by a foreign investor from a PRC enterprise is currently exempted from PRC tax according to the Applicable Foreign Enterprises Tax Law. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our stockholders following a business combination to pay corporate withholding taxes.

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

We may incorrectly ascertain the merits or risks of the business’ operations with which we enter into an acquisition agreement.

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

•	may significantly reduce the equity interest of stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We would be required to dissolve if we do not obtain stockholder approval of an amendment to our certificate of incorporation to allow us to enter into a business combination with a company that has its principal operations north of the Yangtze River.

Our certificate of incorporation requires us to commence dissolving the Company if we do not complete a business combination by August 10, 2007. Our certificate of incorporation also specifies that we are to enter into a business combination with a business that has its principal operations south of the Yangtze River. In January 2007 we entered into an Agreement in Principle to acquire GaoKe, but GaoKe is based north of the Yangtze River. In order to consummate the combination with GaoKe, we will need to amend our certificate of incorporation to allow us to enter into a business combination with a company that has its principal operations north of the Yangtze River, which will require the majority vote of our stockholders. If our stockholders do not approve the amendment to our certificate of incorporation, then we will not be able to complete the business combination transaction with GaoKe. If we do not complete the business combination transaction and are required to commence dissolving the Company, our stockholders will likely receive less than the price they paid for their shares.

We would be required to dissolve if we cannot complete the acquisition of GaoKe by August 10, 2007 or obtain stockholder approval for an extension of the dissolution date.

Our certificate of incorporation requires us to commence dissolving the Company if we do not complete a business combination by August 10, 2007. To complete that business combination, we must obtain requisite approval of our stockholders; and to solicit stockholder approval, we must distribute proxy materials prepared in accordance with the Securities Exchange Act of 1934. If we expect that we will not be able to complete the business combination transaction with GaoKe by the August 10, 2007 deadline, we will likely seek stockholder approval to extend that deadline. If we do not complete the business combination transaction by the deadline (as it may be extended), our stockholders will likely receive less than the price they paid for their shares.

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

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Our officers and directors are affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert considerable control at least until the consummation of a business combination.

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

If we do not complete a business combination by August 10, 2007, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense that we have not budgeted.

Risks associated with our acquisition of a target business in the PRC.

If the PRC does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

The PRC government has been reforming its economic system since the late 1970s. The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. We cannot predict the timing or extent of any future economic reforms that may be proposed.

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

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and cause the cost of a target business as measured in dollars to increase.

Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. However, any devaluation may materially and adversely affect a target business. If the Renminbi appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese law will govern almost all of any target business material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

The Chinese government has imposed regulations in various industries that would limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, the number of potential acquisition candidates available to us may be limited.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business’ ability to succeed in the international markets may be diminished.

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

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

2005:
Third Quarter (beginning August 3, 2005)	$5.25	$5.15	$1.05	$0.70	$7.30	$6.15
Fourth Quarter	$5.75	$5.15	$1.50	$0.95	$8.80	$7.11
2006:
First Quarter	$9.05	$5.58	$4.50	$1.45	$11.10	$8.25
Second Quarter	$8.75	$6.25	$3.95	$1.70	$17.20	$15.95
Third Quarter	$6.55	$5.44	$1.75	$1.26	$10.00	$8.30
Fourth Quarter	$6.41	$5.85	$1.65	$1.27	$9.50	$8.50

As of April 13, 2007, there were 49 holders of record of our units, 161 holders of record of our common stock and 218 holders of record of our warrants. We believe the beneficial holders of the units, common stock and warrants to be in excess of 400 persons each.

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

Initial Public Offering

In August 2005, we closed our initial public offering of 5,750,000 units, including 750,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $34,500,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125018).

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

Information regarding other expenses incurred for the year ended December 31, 2006 appears following Item 6 of this Report.

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

We incurred a net income of $49,430 for the year ended December 31, 2006, as compared to a net income of $68,769 for the year ended December 31, 2005. Our total costs and expenses, all of which were related to our formation, maintenance of our corporate status and efforts to find and evaluate target businesses, were approximately $678,259 for the year ended December 31, 2006, as compared to $233,500 for the year ended December 31, 2005, consisting principally of the following: travel and entertainment expenses, consulting fees, directors and officers liability insurance, amounts paid to a related party under a monthly administrative services agreement, professional fees, state franchise taxes and miscellaneous expenses.

Those expenses were offset by interest income of $832,680 for the year ended December 31, 2006 and $347,913 for the year ended December 31, 2005 on the trust fund investments and funds outside the trust fund, excluding deferred interest.

$29,835,000 of the net proceeds of our initial public offering was placed in trust, reserved for the following: (a) distribution to the persons holding stock issued in our initial public offering upon their exercise of dissenter’s rights in connection with a proposed transaction or upon liquidation of our company in the event that we do not conclude a business combination within the time allowed by our certificate of incorporation; (b) as consideration in completing a business combination; or (c) as working capital for use by the acquired business.

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

At December 31, 2006, the trust fund contained $31,294,931, compared to $30,260,861 at December 31, 2005, which included interest earned on the funds since the date of our public offering. At December 31, 2006, outside of the trust fund we had current assets of $160,161, consisting of cash of $147,063 and prepaid expenses of $13,098, offset by total current liabilities of $604,074, leaving us with a working capital deficiency outside of the trust of $(443,913). At December 31, 2005, outside of the trust fund we had current assets of $961,297 consisting of cash of $912,964, and prepaid expenses of $48,333, offset by total current liabilities of $305,294, leaving us with working capital outside of the trust of $656,093. We do not have sufficient funds available outside the trust fund to operate before we can consummate a business combination, so we intend to supplement our working capital through borrowings.

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

Investments Held in Trust

Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the trust fund was $31,294,931 at December 31, 2006, compared to $30,260,861 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

Deferred Interest

Deferred interest consists of 19.99% of the interest earned on the investments held in trust, which is the maximum amount of interest we would be obligated to pay to stockholders who elected to redeem their stock without resulting in a rejection of the proposed transaction with GaoKe.

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

Off-Balance Sheet Arrangements

Warrants and representative’s unit purchase option issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. In addition, the conversion feature of the representative’s unit purchase option constitutes an embedded derivative. The warrants, unit purchase option and conversion feature meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 5 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2006, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

On April 14, 2007, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding ordinary shares of Head Dragon Holdings, Limited. That agreement is discussed in more detail in Part I, Item 1.

On April 16, 2007, we entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement dated as of August 2, 2005 (the "Warrant Agreement") by and between Chardan South China Acquisition Corporation (“Chardan South”) and Continental Stock Transfer & Trust Company, as Warrant Agent.

On April 16, 2007, Chardan South and EarlyBirdCapital, Inc. entered into an amendment to the Unit Purchase Option issued in connection with the August 2005 initial public offering of Chardan South.

Both the Warrant Clarification Agreement and the amendment to the Unit Purchase Option, which are filed as exhibits to this Form 10-KSB, clarify that (i) if a registration statement covering the securities issuable upon the exercise of a warrant or the Unit Purchase Option was not effective at the time a holder desired to exercise the instrument, then the warrant or Unit Purchase Option could expire unexercised, and (ii) in no event would Chardan South be obligated to pay cash or other consideration to the holders of the warrants or the purchase option or "net-cash settle" the obligations of Chardan South under either agreement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jiangnan Huang	56	Chairman of the Board of Directors
Kerry Propper	31	Chief Executive Officer and Director
Dr. Richard D. Propper	59	Chief Financial Officer, Secretary and Director
Li Zhang	53	Executive Vice President and Director

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

Kerry Propper has been our chief executive officer, secretary and a member of our board of directors since our inception and has been the chief executive officer and a member of the board of directors of Chardan North China Acquisition Corporation since its inception. Mr. Propper has also served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC, a New York based broker/dealer, since July 2003. He has also been a managing member of SUJG, Inc., an investment company since April 2005. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting firm based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker dealer and member firm of the NASD. Mr. Propper received his B.A. (with honors) in Economics and International Studies from Colby College and studied at the London School of Economics. Kerry Propper is Dr. Propper’s son.

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

Li Zhang has been our executive vice president and a member of our board of directors since our inception and has been the executive vice president and a member of the board of directors of Chardan North China Acquisition Corporation since its inception. He has also served as chief financial officer and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Zhang has also served as a member and manager of Chardan Capital, LLC since its inception in August 2003. Since September 2001, Mr. Zhang has been a principal and president of Pacific Asia Ventures, LLC, a company that provides strategic consulting services for Chinese-U.S. business relationships. Since September 2002, he has been an advisor to Mera Pharmaceuticals, Inc. Mr. Zhang has also been an advisor for Parentech, Inc., a company that produces products that enhance the development and well-being of infants, since December 2002. From January 1994 until September 2001, Mr. Zhang served as chairman of Sino-American Investment, Inc., an investment consulting firm. From September 1996 until September 1998, Mr. Zhang also served as a consultant to the China Retail Fund, a venture capital fund that invests in retail ventures with backing from American International Group. Mr. Zhang has two decades of experience in establishing commercial and financial relationships between Chinese companies, government agencies and Western investors. Among his other affiliations during that time, he was chairman of Sino-American Power, Ltd., an organization formed for the purpose of building electric power generating plants in China, from 1994 through 1996. Mr. Zhang received a B.A. from the Shenyang Teacher’s University in the PRC.

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

Audit Committee

Because we do not have any “independent” directors, the entire Board of Directors has acted as the Audit Committee. In connection with a business combination, the board of directors intends to cause the resulting entity to establish an appropriate audit committee within the guidelines of NASDAQ or one of the stock exchanges and the rules and regulations of the SEC and adopt a committee charter.

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

Stockholder-Director Communication

We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating the names of nominees from stockholders. We do not have any restrictions on stockholder nominations under our certificate of incorporation or by-laws other than advance notice to provide sufficient time for the board of directors to prepare the appropriate documentation under Delaware corporate law and the federal proxy rules. Currently the entire board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are “independent.” The board of directors will consider suggestions from individual stockholders, subject to evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and directors of the company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

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

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard D. Propper, M.D. (2)	635,474	9.0%

Kerry Propper (3)	312,500	4.5%

Li Zhang (4)	151,013	2.2%

Jiangnan Huang	151,013	2.2%

All directors and executive officers as a group (4 individuals)	1,250,000	18%

Jeffrey L. Feinberg (5)	660,050	9.43%

Jack Silver (6)	740,000	10.6%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. These amounts exclude shares issuable upon exercise of warrants that are not exercisable and are not expected to be exercisable within 60 days of December 31, 2006.

(2)
The business address of Dr. Propper is 625 Broadway, Suite 111, San Diego, California 92101. The securities reported as held by Dr. Propper represent shares of Common Stock held by Chardan Capital Partners. These amounts do not include 122,100 shares of Common Stock issuable upon exercise of warrants, which are not currently exercisable and are not expected to be exercisable within 60 days of December 31, 2006.

(3)
Includes 90,500 shares of common stock held by SUJG, Inc., of which Mr. Propper is a director and as such controls the voting and disposition of such shares. These amounts do not include 84,600 shares of Common Stock issuable upon exercise of warrants, which are not currently exercisable and are not expected to be exercisable within 60 days of December 31, 2006.

(4)
These amounts do not include 37,500 shares of Common Stock issuable upon exercise of warrants, which are not currently exercisable and are not expected to be exercisable within 60 days of December 31, 2006.

(5)
The securities reported as held by Mr. Feinberg represent shares of Common Stock held by Mr. Feinberg in his personal account; JLF Partners I, L.P., JLF Partners II, L.P. and JLF Off Shore Fund, Ltd. to which JLF Asset Management LLC serves as the management company and/or investment manager. Jeffrey L. Feinberg is the managing member of JLF Asset Management, LLC. The business address of Mr. Feinberg and these entities is 2775 Via de la Valle, Suite 204, Del Mar, California 92014. This information is derived from a Schedule 13G/A filed by the above persons with the SEC on February 13, 2007.

(6)
The business address of Mr. Silver is SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021. These shares include (i) 540,000 shares held by Sherleigh Associates, Inc. profit sharing plan (“Sherleigh Profit”), a trust of which Mr. Silver is the trustee, and 200,000 shares held by Sherleigh Associates, Inc., a defined benefit plan (“Sherleigh Defined”), a trust of which Mr. Silver is the trustee, but exclude (x) 670,000 shares issuable upon exercise of warrants held by Sherleigh Profit which provide that they may not be exercised until the consummation of a business combination and (y) 400,000 shares issuable upon exercise of warrants held by Sherleigh Defined which provide that they may not be exercised until the consummation of a business combination. Mr. Silver has the sole voting and depositive power with respect to all 740,000 shares of Common Stock beneficially owned by him. The foregoing information is derived from a Schedule 13G/A filed with the SEC on February 13, 2007.

None of the above stockholders has any voting rights that are different from the voting rights of any other stockholders.

All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Dr. Richard D. Propper, Kerry Propper, Jiangnan Huang and Li Zhang may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

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

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Chardan Capital, LLC, an affiliate of Dr. Richard D. Propper, Li Zhang and Jiangnan Huang, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Chardan Capital, LLC $7,500 per month for these services. Dr. Propper is president, a manager and 19.8% owner of Chardan Capital, LLC. Each of Li Zhang and Jiangnan Huang is a manager and 16.1% owner of Chardan Capital, LLC. As a result, they will benefit from the transactions to the extent of their interest in Chardan Capital, LLC. However, these arrangements are solely for the benefit of us and are not intended to provide Dr. Propper and Messrs. Zhang and Huang compensation in lieu of a salary. We believe, based on rents and fees for similar services in the San Diego metropolitan area, that the fee charged by Chardan Capital, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors, if they determine to be necessary or appropriate, will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	August 10, 2008;

•	our liquidation; or

•
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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by August 10, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

ITEM 13. EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1*	Certificate of Incorporation
3.1.1*	Certificate of Amendment to Certificate of Incorporation
3.2*	Bylaws
4.4*	Representative Unit Purchase Option
4.5*	Warrant Agreement with Continental Stock Transfer & Trust Company
4.6	Warrant Clarification Agreement with Continental Stock Transfer & Trust Company, dated April 16, 2007
4.7	Amendment to Representative Unit Purchase Option
10.7*	Investment Management Trust Agreement with Continental Stock Transfer & Trust Company
10.8*	Form of Stock Escrow Agreement with Continental Stock Transfer & Trust Company and the Initial Stockholders
10.9*	Letter Agreement with Chardan Capital, LLC regarding administrative support
10.10*	Form of Promissory Note, dated April 11, 2005, issued to Kerry Propper and Chardan Capital Partners
10.11*	Registration Rights Agreement with the Initial Stockholders

* Incorporated by referenced from the registration statement on Form S-1 (Reg. No. 333-125018).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and December 31, 2005 by GGK, TBS and RSM:

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$39,000	$29,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$3,637	$—
All Other Fees	$—	$—
Total	$42,637	$29,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by GGK in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed by RSM for professional services rendered for tax preparation services.

Chardan South China Acquisition Corporation
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Chardan South China Acquisition Corporation

We have audited the accompanying balance sheets of Chardan South China Acquisition Corporation (a development stage corporation) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from March 10, 2005 (inception) to December 31, 2005, and the cumulative period from March 10, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chardan South China Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from March 10, 2005 (inception) to December 31, 2005, and the cumulative period from March 10, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

These financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2 and 5 to the financial statements, the Company will face mandatory liquidation by August 10, 2007 if a business combination is not consummated. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 2, 2007

Chardan South China Acquisition Corporation
(A Development Stage Company)
Balance Sheet

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$147,063	$912,964
Investments held in trust	31,294,931	30,260,861
Prepaid expenses and other	13,098	48,333
Total current assets	31,455,092	31,222,158

Long term deferred tax asset	235,333	119,967

Total Assets	$31,690,425	$31,342,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$103,056	$53,253
Taxes payable	204,913	165,556
Deferred interest	296,105	86,395
Total current liabilities	604,074	305,204

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,003,435	25,003,435
Accumulated earnings	118,199	68,769
Total stockholders' equity	25,122,334	25,072,904

Total Liabilities and Stockholders' Equity	$31,690,425	$31,342,125

The accompanying notes should be read in conjunction with the financial statements.

Chardan South China Acquisition Corporation
(A Development Stage Company)
Statements of Operations

		From	From
		March 10, 2005	March 10, 2005
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31, 2006	December 31, 2005	December 31, 2006

Costs and Expenses
Admin and office support	90,000	37,500	127,500
Consulting	66,700	-	66,700
Insurance	63,319	29,167	92,486
Professional fees	62,549	34,475	97,024
State franchise tax	24,612	23,500	48,112
Travel	344,385	77,844	422,229
Other operating costs	26,694	31,069	57,763

Total costs and expenses	678,259	233,555	911,814

Operating loss	(678,259)	(233,555)	(911,814)

Other income:
Interest income	832,680	347,913	1,180,593

Total other income	832,680	347,913	1,180,593

Net income before income tax provision	154,421	114,358	268,779

Provision for income taxes	104,991	45,589	150,580

Net income	$49,430	$68,769	$118,199

Income per share - basic and diluted	0.01	0.02	0.02
Weighted average shares outstanding - basic and diluted	7,000,000	3,978,049	5,747,352

The accompanying notes should be read in conjunction with the financial statements.

Chardan South China Acquisition Corporation
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

	Common
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Stockholders' Equity(Deficit)

Balance at March 10, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares to initial shareholders at $0.02 per share	1,250,000	125	24,875		25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	30,942,477		30,943,052
					-
Proceeds subject to possible conversion of 1,149,425 shares			(5,964,017)		(5,964,017)
Proceeds from issuance of an underwriter's option			100		100
Income for the year ended December 31, 2005				68,769	68,769

Balance at December 31, 2005	7,000,000	$700	$25,003,435	$68,769	$25,072,904

Income for the year ended December 31, 2006				49,430	49,430

Balance at December 31, 2006	7,000,000	700	25,003,435	$118,199	$25,122,334

The accompanying notes should be read in conjunction with the financial statements.

Chardan South China Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows

		From	From
		March 10, 2005	March 10, 2005
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31, 2006	December 31, 2005	December 31, 2006
Cash Flows from Operating Activities:
Net income	$49,430	$68,769	$118,199
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(1,034,069)	(425,861)	(1,459,930)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	35,235	(48,333)	(13,098)
Deferred tax asset	(115,366)	(129,328)	(244,694)
Accounts payable and accrued liabilities	49,802	53,253	103,055
Taxes payable	39,357	174,917	214,274
Deferred interest	209,710	86,395	296,105
Net cash used in operating activities	(765,901)	(220,188)	(986,089)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	(29,835,000)	(29,835,000)
Net cash used in investing activities	-	(29,835,000)	(29,835,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	34,525,000	34,525,000
Proceeds from issuance of option	-	100	100
Payment of costs associated with public offering	-	(3,556,948)	(3,556,948)

Net cash provided by financing activities	-	30,968,152	30,968,152

Net increase in cash and cash equivalents	(765,901)	912,964	147,063
Cash and cash equivalents, beginning of the period	912,964	-	-
Cash and cash equivalents, end of the period	$147,063	$912,964	$147,063

The accompanying notes should be read in conjunction with the financial statements.

Cash paid for taxes	$181,800	$-	$181,800
Cash paid for interest	$-	$-	$-

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business and Organization - Chardan South China Acquisition Corp. (“Chardan South” or the “Company”) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China in any city or province south of the Yangtze River.

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

Credit Risk - It is the Company’s practice to place its cash equivalents in high quality money market securities or certificate of deposit accounts with one major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Investments Held in Trust - Investments held in trust are invested in United States government securities with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The excess of market value over cost, exclusive of deferred interest, is included in interest income in the accompanying Statement of Operations.

Deferred Interest - Deferred interest consists of 19.99% of the interest earned on the investments held in trust, which is the maximum amount of interest the Company would be obligated to pay to stockholders who elected to redeem their stock without resulting in a rejection of the Business Combination.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Statutory taxes not based on income are included in general and administrative expenses.

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

Income (Loss) Per Common Share - The Company computed basic and diluted loss per share amounts for December 31, 2005 pursuant to SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) are computed by dividing the net income (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 11,500,000 outstanding warrants, issued in connection with the initial public offering described in Note 5 has not been considered in the diluted EPS since the warrants are contingently exercisable. The effect of the 250,000 units included in the underwriters purchase option, as described in Note 5, along with the warrants underlying such units, has not been considered in the diluted EPS calculation since the effect would be antidilutive.

Reclassifications - For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

Recent Authoritative Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year 2007. The Company has not yet evaluated the potential impact of adopting FIN 48 on its consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company faces mandatory liquidation on August 10, 2007 if it has not consummated a business combination. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.  RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statement of operations for the periods ended December 31, 2006 and 2005 includes $90,000 and $37,500, respectively, of such fees.

In April 2005, two of the Company's stockholders advanced an aggregate of $80,000 to the Company, on a non-interest bearing basis, for payment of offering expenses on the Company's behalf. These loans were repaid following the initial public offering from the proceeds of the Offering.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

4. INCOME TAXES

Components of income taxes are as follows:

	Year ended December 31, 2006	Period ended December 31, 2005

Current
Federal	$129,627	$128,816
State	90,730	36,740
Total Current	220,357	165,556

Less deferred income taxes	(115,366)	(119,967)

Total income taxes	$104,991	$45,589

The Deferred tax asset consists of the following:

	December 31, 2006	December 31, 2005

Deferred interest income	78,347	36,328
Deferred operating costs	335,817	86,639
Deferred transaction fees	3,984	-
	418,148	119,967
Valuation allowance	(182,815)	-
	$235,333	$119,967

The effective tax rate differs from the statutory rate due to the following:

	Year ended December 31, 2006	Period ended December 31, 2005

Federal statutory rate	34.0%	34.0%
Valuation allowance	118.4%	-
Tax free interest, net of deferred interest	-112.6%	-
State rate, net of federal benefit	20.7%	5.90%
Permanent book/tax differences	2.3%	-
Other	5.2%	-

Effective income tax rate	68.0%	39.9%

5.  COMMON STOCK, COMMON STOCK PURCHASE WARRANTS AND OPTIONS

On August 10, 2005, the Company sold 5,000,000 units ("Units") in the initial public offering (“Offering”). )n August 17, 2005, the Company consummated the closing of an additional 750,000 units that were subject to the over-allotment option. Gross proceeds from the initial public offering were $34,500,000. The Company paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $521,948 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the offering was approximately $30,943,000, of which $29,835,000 was deposited into in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to August 10, 2007. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

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

6.  STOCK DIVIDEND

Effective July 22, 2005, the Company's Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

7.  SUBSEQUENT EVENTS

On April 14, 2007, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding ordinary shares of Head Dragon Holdings, Limited, which owns a controlling interest in Liaoning GaoKe Energy Group (“GaoKe”). GaoKe is a provider of distributed power generation and micro power grids in China. There remain several conditions to the closing of the transaction to acquire GaoKe, including, but not limited to, the issuance of a final audit report showing earnings for the fiscal year ended 2006 of not less than $6 million, as well as the customary conditions regarding the accuracy of representations and warranties and deliveries to be made. Other conditions include the approval of the Company’s stockholders of an amendment to its certificate of incorporation allowing it to enter into a business combination with a company with principal operations north of the Yangtze River and approval by the Company’s stockholders of the transaction itself.

Under the agreement with Mr. Lv Jin Xiang, the sole shareholder of Head Dragon Holdings, Limited, the Company will acquire all of his stock in exchange for 13,000,000 of the common shares of the Company’s merger subsidiary, China Energy Technology, Limited (“CETL”), a British Virgin Islands company formed for the purpose of changing the Company’s domicile from Delaware to the British Virgin Islands.

As additional purchase price, the holders of the Head Dragon ordinary shares will be issued, on an all or none basis each year, an aggregate of 9,000,000 ordinary shares of CETL, as set forth below, if on a consolidated basis CETL has net operating profits on a U.S. GAAP basis of the following amounts for the indicated fiscal years ending December 31:

Fiscal Year	After-Tax Profit	Number of Shares
2007	$14,000,000	1,000,000
2008	$19,000,000	1,000,000
2009	$29,000,000	1,000,000
2010	$44,000,000	2,000,000
2011	$63,000,000	2,000,000
2012	$87,000,000	2,000,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2007.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

By:	/s/ Kerry Propper
Kerry Propper
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jiangnan Huang	Chairman of the Board of Directors	April 16, 2007
Jiangnan Huang

/s/ Kerry Propper	Chief Executive Officer and Director	April 16, 2007
Kerry Propper	(principal executive officer)

/s/ Dr. Richard D. Propper	Chief Financial Officer, Secretary and Director	April 16, 2007
Dr. Richard D Propper	(principal accounting officer)

/s/ Li Zhang	Executive Vice President and Director	April 16, 2007
Li Zhang