Form 10QSB
period 2007-03-31
Chardan South China Acquisition Corp
filed 2007-05-21
CIK 1324298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51432

Chardan South China Acquisition Corporation

-----------------------------------------------------------------

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware -------------- (State or other Jurisdiction of Incorporation or Organization)	20-2479786 --------------- (I.R.S. Employer Identification No.)

625 Broadway, Suite 1111, San Diego, California 92101
(Address of Principal Executive Office)

(619) 795-4627
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of November 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Part I: Financial Information:

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(A CORPORATION IN THE DEVELOPMENT STAGE)

Chardan South China Acquisition Corporation
(A Development Stage Company)
Balance Sheet

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,074	$147,063
Investments held in trust	31,549,825	31,294,931
Prepaid expenses and other	-	13,098
Total current assets	31,622,899	31,455,092

Long term deferred tax asset	235,333	235,333

Total Assets	$31,858,232	$31,690,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$208,861	$103,056
Taxes payable	227,124	204,913
Deferred interest	347,039	296,105
Total current liabilities	783,024	604,074

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,003,435	25,003,435
Accumulated earnings	107,056	118,199
Total stockholders' equity	25,111,191	25,122,334

Total Liabilities and Stockholders' Equity	$31,858,232	$31,690,425

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

			From
	Three	Three	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses
Admin and office support	22,500	22,500	150,000
Insurance	22,487	17,500	114,973
Professional fees	30,759	4,900	127,783
State franchise tax	3,637	5,938	51,749
Travel	106,765	76,224	528,994
Other operating costs	5,908	5,793	130,371

Total costs and expenses	192,056	132,855	1,103,870

Operating loss	(192,056)	(132,855)	(1,103,870)

Other income (expense):
Interest income	203,961	248,585	1,384,554
Interest expense	(837)	-	(837)

Total other income	203,124	248,585	1,383,717

Net income (loss) before income tax provision	11,068	115,730	279,847

Income tax provision	(22,211)	(62,385)	(172,791)

Net income (loss)	$(11,143)	$53,345	$107,056

Loss per share - basic and diluted	(0.002)	0.008	0.018
Weighted average shares outstanding - basic and diluted	7,000,000	7,000,000	5,897,470

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

			Additional		Stockholders'
	Common		Paid - In	Accumulated	Equity
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at March 10, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares to initial shareholders at $0.02 per share	1,250,000	125	24,875		25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses	5,750,000	575	30,942,477		30,943,052
(includes 1,149,425 shares subject to possible conversion)					-
Proceeds subject to possible conversion of 1,149,425 shares			(5,964,017)		(5,964,017)
Proceeds from issuance of an underwriter's option			100		100
Income for the year ended December 31, 2005				68,769	68,769

Balance at December 31, 2005	7,000,000	$700	$25,003,435	$68,769	$25,072,904

Income for the year ended December 31, 2006				49,430	49,430

Balance at December 31, 2006	7,000,000	700	$25,003,435	$118,199	$25,122,334

Unaudited
Loss for the quarter ended March 31, 2007				(11,143)	(11,143)

Balance at March 31, 2007	7,000,000	700	$25,003,435	$107,056	$25,111,191

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
			From
	Three	Three	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(11,143)	$53,345	$107,056
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(254,894)	(302,814)	(1,714,825)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	13,099	25,000	-
Deferred tax asset	-	(72,893)	(235,333)
Accounts payable and accrued expenses	105,805	46,206	208,861
Income taxes payable	22,211	(45,722)	227,124
Deferred interest	50,933	60,533	347,039
Net cash used by operating activities	(73,989)	(236,345)	(1,060,078)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	-	(29,835,000)
Net cash used by investing activities	-	-	(29,835,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	-	(3,556,948)
Net cash provided by financing activities	-	-	30,968,152

Net increase (decrease) in cash and cash equivalents	(73,989)	(236,345)	73,074
Cash and cash equivalents, beginning of the period	147,063	912,964	-
Cash and cash equivalents, end of the period	$73,074	$676,619	$73,074

Cash paid for taxes	$-	$181,000	$181,800
Cash paid for interest	$-	$-	$-

See the accomanying notes to condensed financial statements

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to August 10, 2007. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three month period ended March 31, 2007 includes $22,500 of such fees.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Please refer to our Annual Report on Form 10-KSB for a discussion of the risks related to our business.

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

Recent Developments

Purchase Agreement for Proposed Business Combination

On April 14, 2007 we entered into a stock purchase agreement to acquire all of the issued and outstanding ordinary shares of Head Dragon Holdings Limited, which owns a controlling interest in Liaoning GaoKe Energy Group (“GaoKe”). GaoKe is a provider of distributed power generation and micro power grids in China. There remain several conditions to the closing of the transaction to acquire GaoKe, including the customary conditions regarding the accuracy of representations and warranties and deliveries to be made. Other conditions include the approval of our stockholders of an amendment to our certificate of incorporation allowing us to enter into a business combination with a company with principal operations north of the Yangtze River and approval by our stockholders of the transaction itself.

Under the agreement with Mr. Lv Jin Xiang, the holder of all of the outstanding ordinary shares of Head Dragon Holdings, we will acquire all of his stock in exchange for 13,000,000 of the common shares of our merger subsidiary, China Energy Technology, Limited (“CETL”), a British Virgin Islands company formed for the purpose of changing our domicile from Delaware to the British Virgin Islands.

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

In addition to its outstanding common stock, Head Dragon Holdings has or will have 650,000 shares of preferred stock outstanding. It is expected that CETL will offer to exchange one share of its common stock for each outstanding share of Head Dragon preferred stock.

For more information regarding the agreement with Head Dragon Holdings and GaoKe, please see our S-4 registration statement, filed with the SEC on May 11, 2007.

As noted above, our corporate charter specifies that we are to enter into a business combination with a business that has its principal operations south of the Yangtze River. GaoKe is based in Shenyang, Liaoning Province, which is north of the Yangtze River. We elected to propose to our stockholders that we engage in a business combination with GaoKe despite its location because we believed that GaoKe represented the best opportunity for us and would produce the greatest benefits for our stockholders of the businesses that we evaluated. In order to consummate the combination with GaoKe, we will need to amend our certificate of incorporation, which will require the majority vote of our stockholders. We plan on seeking stockholder approval for the amendment at the time that we seek stockholder approval of the GaoKe transaction.

We expect the transaction with GaoKe will be consummated in the second half of 2007, if we obtain the required approval by our stockholders. Had we not entered into the agreement in principle to combine with GaoKe on or before February 10, 2007, our certificate of incorporation required us to begin dissolution of the company. The entry into the agreement in principle to acquire GaoKe on January 31, 2007 extended the time for completing a business combination until August 10, 2007. We will regularly assess the progress that we are making toward completion of our transaction with GaoKe. Should it appear likely that the completion of the business combination with GaoKe will not be completed by August 10, 2007, we intend to seek permission from our stockholders to extend the time for doing so. Such an extension will require an amendment to our certificate of incorporation, and our plan would be to solicit stockholder approval of that change promptly upon determining there is a material risk we cannot complete the GaoKe transaction prior to August 10, 2007.

Financial Performance.

We had a net loss of $11,143 for the three months ended March 31, 2007. Expenses of $192,056, consisting principally of $106,765 of travel expenses, $22,500 for a monthly administrative services agreement, $22,487 for directors and officers liability insurance, state franchise taxes of $3,637, $30,759 for professional fees and $5,908 for other operating costs, together with an income tax provision of $22,211, offset by interest income on the trust fund investments in the amount of $203,961.

The loss for the quarter ending March 31, 2007 compares with net income of $53,345 for the same period in 2006, a decrease in income of $64,488, or 121%. Travel expenses and professional fees were approximately $30,000 and $25,000 higher in the first quarter of 2007 than in the same period in 2006, accounting for the majority of the $60,000 increase in expenses. These higher expenses resulted from the fact that we entered into an agreement in principle with Head Dragon Holdings to acquire an operating business known as Liaoning GaoKe Energy Group, and the drafting and negotiation of legal documents commenced in earnest during the quarter. Other significant changes between the two periods were a decline in both interest income and a decrease in our income tax provision that roughly offset each other.

We have used all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. As a result, we do not have sufficient available funds outside of the trust fund to operate through the consummation of the proposed business combination with Head Dragon Holdings. We intend to acquire the additional operating capital needed to effect a business combination through borrowing, some or all of which may be borrowing from our officers and directors.

We do not expect to raise additional funds to consummate the business combination with Head Dragon Holdings, as the current agreement calls only for stock consideration.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6: EXHIBITS

(a) Exhibits:

2.1 - Stock Purchase Agreement dated April 14, 2007 with Lv Jin Xiang for acquisition of ordinary shares of Head Dragon Holdings Limited*

4.6 - Warrant Clarification Agreement with Continental Stock Transfer and Trust Company, dated April 16, 2007**

4.7 - Amendment to Representative Unit Purchase Option**

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

* Incorporated by reference from the registration statement on Form S-4 (Reg. No. 333-142894)

** Incorporated by reference to the registrant's report on Form 10-KSB for the year ended December 31, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

Dated: May 21, 2007

/s/ Kerry Propper
------------------------------------------------------------------------------
Kerry Propper
Chief Executive Officer and Secretary (Principal Executive Officer)

/s/ Dr. Richard D. Propper
------------------------------------------------------------------------------
Dr. Richard D. Propper
Chief Financial Officer (Principal Accounting and Financial Officer)