Form 10KSB/A
period 2006-12-31
Chardan South China Acquisition Corp
filed 2007-08-10
CIK 1324298

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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
(1) Units consisting of one share of Common Stock, par value $0.0001 per share, and two Warrants to purchase Common Stock, $0.0001 par value per share
(2) Common Stock, $0.0001 par value per share
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

As of April 13, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $ 33,637,500.

As of April 13, 2007, there were 7,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE: This amendment to our Form 10-KSB is being filed to clarify the statements contained in Item 8A of the previously filed Form 10-KSB. As set forth in Rule 12b-15 only the items being amended and the certifications are provided in this amendment.

ITEM 8A. CONTROL AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. Since our inception through December 31, 2006, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August 2007.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION By: /s/ Kerry Propper Kerry Propper Chief Executive Officer