Form 10-Q
period 2007-03-31
Chardan South China Acquisition Corp
filed 2007-08-15
CIK 1324298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51432

Chardan South China Acquisition Corporation
(Exact name of registrant as specified in is charter)

Delaware	20-2479786
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

625 Broadway, Suite 1111, San Diego, California 92101 (Address of principal executive offices)
(619) 795-4627 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition. of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of November 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

FORM 10-Q

Explanatory Note

This Quarterly Report on Form 10-Q is filed to revise the Quarterly Report on Form 10-QSB filed by the Company on May 21, 2007 and provide the required disclosure upon the appropriate form.

PART I.

FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Chardan South China Acquisition Corporation
(A Development Stage Company)
Balance Sheet

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,074	$147,063
Investments held in trust	31,549,825	31,294,931
Prepaid expenses and other	-	13,098
Total current assets	31,622,899	31,455,092

Long term deferred tax asset	235,333	235,333

Total Assets	$31,858,232	$31,690,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$208,861	$103,056
Taxes payable	227,124	204,913
Deferred interest	347,039	296,105
Total current liabilities	783,024	604,074

Commitments

Common stock subject to possible conversion upon the consummation of a Business Combination	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,003,435	25,003,435
Accumulated earnings	107,056	118,199
Total stockholders' equity	25,111,191	25,122,334

Total Liabilities and Stockholders' Equity	$31,858,232	$31,690,425

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

2.   SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

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

3.   GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation, as amended on July 23, 2007, provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to February 10, 2008. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

4.   RELATED PARTY TRANSACTIONS

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

5.   SUBSEQUENT EVENTS

On April 14, 2007 the Company entered into a stock purchase agreement to acquire all of the issued and outstanding ordinary shares of Head Dragon Holdings Limited, which owns a controlling interest in Liaoning GaoKe Energy Group (“GaoKe”). GaoKe is a provider of distributed power generation and micro power grids in China. There remain several conditions to the closing of the transaction to acquire GaoKe, including the customary conditions regarding the accuracy of representations and warranties and deliveries to be made. Other conditions include the approval of the Company’s stockholders of an amendment to the Company’s certificate of incorporation allowing the Company to enter into a business combination with a company with principal operations north of the Yangtze River and approval by the Company’s stockholders of the transaction itself. If the proposed acquisition of Head Dragon is not approved by the Company’s stockholders, the Company will not have the time or funds to identify and enter into a proposed agreement with another business and would therefore commence liquidation.

Under the agreement with Mr. Lu Jin Xiang, the holder of all of the outstanding ordinary shares of Head Dragon Holdings, the Company will acquire all of his stock in exchange for 13,000,000 of the common shares of the Company’s merger subsidiary, China Energy Technology, Limited (“CETL”), a British Virgin Islands company formed for the purpose of changing the Company’s domicile from Delaware to the British Virgin Islands.

As additional purchase price, the holders of the Head Dragon common shares will be issued, on an all or none basis each year, an aggregate of 9,000,000 ordinary shares of CETL, as set forth below, if on a consolidated basis CETL has net operating profits on a U.S. GAAP basis of the following amounts for the indicated fiscal years ending December 31:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Under the agreement with Mr. Lu Jin Xiang, the holder of all of the outstanding ordinary shares of Head Dragon Holdings, we will acquire all of his stock in exchange for 13,000,000 of the common shares of our merger subsidiary, China Energy Technology, Limited (“CETL”), a British Virgin Islands company formed for the purpose of changing our domicile from Delaware to the British Virgin Islands.

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

For more information regarding the agreement with Head Dragon Holdings and GaoKe, please see our S-4 registration statement, filed with the SEC on May 11, 2007 (as amended).

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

We expect the transaction with GaoKe will be consummated in the second half of 2007, if we obtain the required approval by our stockholders. Had we not entered into the agreement in principle to combine with GaoKe on or before February 10, 2007, our certificate of incorporation required us to begin dissolution of the company. The entry into the agreement in principle to acquire GaoKe on January 31, 2007 extended the time for completing a business combination until August 10, 2007. On July 23, 2007, we amended our certificate of incorporation to extend the time for completing the business combination to February 10, 2008. We will regularly assess the progress that we are making toward completion of our transaction with GaoKe. Should it appear likely that the completion of the business combination with GaoKe will not be completed by February 10, 2008, we would commence liquidation of the company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to the instructions for Item 305(c) of Regulation S-K, this item is not applicable to us for interim periods of this fiscal year.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A RISK FACTORS.

There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-KSB.

ITEM 6: EXHIBITS

(a)   Exhibits:

2.1 - Stock Purchase Agreement dated April 14, 2007 with Lu Jin Xiang for acquisition of ordinary shares of Head Dragon Holdings Limited*

3.1 - Certificate of Incorporation***

3.1(a) - Amendment to Certificate of Incorporation***

3.2 - Bylaws***

4.6 - Warrant Clarification Agreement with Continental Stock Transfer and Trust Company, dated April 16, 2007* *

4.7 - Amendment to Representative Unit Purchase Option**

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

* Incorporated by reference from the registration statement on Form S-4 (Reg. No. 333-142894)
** Incorporated by reference to the registrant’s report on Form 10-KSB for the year ended December 31, 2006
*** Incorporated by reference to the registrant's registration statement on Form S-1 (Reg. No. 333-125018)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

Dated: August 14, 2007

/s/ Kerry Propper
Kerry Propper
Chief Executive Officer and Secretary (Principal Executive Officer)

/s/ Dr. Richard D. Propper
Dr. Richard D. Propper
Chief Financial Officer (Principal Accounting and Financial Officer)