Form 10-Q
period 2007-06-30
Chardan South China Acquisition Corp
filed 2007-08-17
CIK 1324298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

As of June 30, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Chardan South China Acquisition Corporation
(A Development Stage Company)
Balance Sheet

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$147,063
Investments held in trust	31,822,482	31,294,931
Prepaid expenses and other	-	13,098
Total current assets	31,822,482	31,455,092

Long term deferred tax asset	235,333	235,333

Total Assets	$32,057,815	$31,690,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$450,667	$103,056
Taxes payable	250,324	204,913
Notes payable, related parties	75,250	-
Deferred interest	401,543	296,105
Total current liabilities	1,177,784	604,074

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,003,435	25,003,435
Accumulated earnings (deficit)	(88,121)	118,199
Total stockholders' equity	24,916,014	25,122,334

Total Liabilities and Stockholders' Equity	$32,057,815	$31,690,425

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

					From
	Three	Three	Six	Six	March 10, 2005
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses
Admin and office support	22,500	22,500	45,000	45,000	172,500
Consulting	20,000	66,700	20,000	66,700	86,700
Insurance	16,888	17,500	39,375	35,000	131,861
Marketing	17,819	-	17,819	-	17,819
Professional fees	209,010	28,217	239,769	33,117	336,792
State franchise tax	10,212	6,737	13,849	12,675	61,961
Travel	30,577	82,643	137,342	158,867	559,571
Other operating costs	12,644	4,945	18,551	10,879	76,314

Total costs and expenses	339,650	229,242	531,705	362,238	1,443,519

Operating loss	(339,650)	(229,242)	(531,705)	(362,238)	(1,443,519)

Other income (expense):
Interest income	218,153	170,876	422,114	419,462	1,602,707
Interest expense	(6,968)	-	(7,805)	-	(7,805)
Penalties-income tax	(43,513)	-	(43,513)	-	(43,513)
Total other income (expense)	167,672	170,876	370,796	419,462	1,551,389
Net loss before income tax provision	(171,978)	(58,366)	(160,909)	57,225	107,870

Income tax benefit (provision)	(23,200)	18,100	(45,411)	(44,285)	(195,991)

Net income (loss)	$(195,178)	$(40,266)	$(206,320)	$12,939	$(88,121)

Loss per share - basic and diluted	(0.03)	(0.01)	(0.03)	0.00	(0.01)
Weighted average shares outstanding - basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000	6,016,627

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

			Additional		Stockholders'
	Common		Paid - In	Accumulated	Equity
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at March 10, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares to initial shareholders at $0.02 per share	1,250,000	125	24,875		25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses	5,750,000	575	30,942,477		30,943,052
(includes 1,149,425 shares subject to possible conversion)					-
Proceeds subject to possible conversion of 1,149,425 shares			(5,964,017)		(5,964,017)
Proceeds from issuance of an underwriter's option			100		100
Income for the year ended December 31, 2005				68,769	68,769

Balance at December 31, 2005	7,000,000	$700	$25,003,435	$68,769	$25,072,904

Income for the year ended December 31, 2006				49,430	49,430

Balance at December 31, 2006	7,000,000	700	$25,003,435	$118,199	$25,122,334

Unaudited
Loss for the six months ended June 30, 2007				(206,320)	(206,320)

Balance at June 30, 2007	7,000,000	700	$25,003,435	$(88,121)	$24,916,014

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows

			From
	Six	Six	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(206,320)	$12,939	$(88,121)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(527,551)	(520,132)	(1,987,481)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	13,099	42,500	1
Deferred tax asset	-	(178,948)	(244,694)
Accounts payable and accrued liabilities	347,610	22,357	450,668
Income taxes payable	45,411	42,233	259,685
Deferred interest	105,438	106,974	401,543
Net cash used by operating activities	(222,313)	(472,077)	(1,208,402)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	-	(29,835,000)
Net cash provided (used) by investing activities	-	-	(29,835,000)

Cash Flows from Financing Activities
Proceeds from related party loans	75,250	-	75,250
Proceeds from issuance of common stock	-	-	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	-	(3,556,948)
Net cash provided by financing activities	75,250	-	31,043,402

Net increase in cash and cash equivalents	(147,063)	(472,077)	-
Cash and cash equivalents, beginning of the period	147,063	912,964	-
Cash and cash equivalents, end of the period	$-	$440,887	$-

See the accompanying notes to condensed financial statements

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first six months of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

4. RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three-month and six-month periods ended June 30, 2007 includes $22,500 and $45,000, respectively, of such fees.

Notes payable - related parties consists of the following as of June 30, 2007:

Unsecured demand notes payable - shareholder notes bearing an annual interest rate of 8% due on various dates during 2008	$75,250

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

Under the agreement with Mr. Lu Jin Xiang, the holder of all of the outstanding ordinary shares of Head Dragon Holdings, we will acquire all of his stock in exchange for 13,000,000 of the common shares of our merger subsidiary, China Energy Technology, Limited, a British Virgin Islands company formed for the purpose of changing our domicile from Delaware to the British Virgin Islands.

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

In addition to its outstanding common stock, Head Dragon Holdings has 650,000 shares of preferred stock outstanding. It is expected that CETL will offer to exchange one share of its common stock for each outstanding share of Head Dragon preferred stock following the closing of the business combination between A Power and Head Dragon Holdings.

For more information regarding the agreement with the stockholder of Head Dragon Holdings and GaoKe, please see our S-4 registration statement, filed with the SEC on May 11, 2007, as amended.

As noted above, our corporate charter specifies that we are to enter into a business combination with a business that has its principal operations south of the Yangtze River. GaoKe is based in Shenyang, Liaoning Province, which is north of the Yangtze River. We elected to propose to our stockholders that, of the businesses that we evaluated, we engage in a business combination with GaoKe despite its location, because we believed that GaoKe represented the best opportunity for us and would produce the greatest benefits for our stockholders. In order to consummate the combination with GaoKe, we will need to amend our certificate of incorporation, which will require the majority vote of our stockholders. We plan on seeking stockholder approval for the amendment at the time that we seek stockholder approval of the GaoKe transaction.

We expect the transaction with GaoKe will be consummated in the second half of 2007, if we obtain the required approval by our stockholders for concluding a transaction. Our board of directors determined that it was unlikely that we would be able to meet the August 10, 2007 deadline. For that reason, we conducted a special meeting of our stockholders on July 20, 2007 for the purpose of, among other things, amending our certificate of incorporation to extend the time by which we must conclude a business combination until February 10, 2008, and that proposition was approved by our stockholders. As a result, we now have until February 10, 2008 to conclude our transaction with Head Dragon Holdings. If we are unable to do so within that time, we do not believe it is possible either to extend the time further or to conclude a different transaction within that time.

Additional information regarding the proposals on which our stockholders voted and the reasons for the vote is available from our definitive proxy materials filed with the Commission on Form 14 A on June 28, 2007.

Financial Performance.

We had a net loss of $195,178 for the three months ended June 30, 2007. Expenses were $339,650, consisting principally of $30,577 of travel expenses, $22,500 for a monthly administrative services agreement, $16,888 for directors and officers liability insurance, state franchise taxes of $10,212, $209,010 for professional fees and $12,644 for other operating costs, together with an income tax provision of $23,200, offset by interest income on the trust fund investments in the amount of $218,153.

The loss for the quarter ending June 30, 2007 compares with a net loss of $40,266 for the same period in 2006 The principal difference between the two periods was professional fees, which were more than $180,000 higher in 2007, principally the result of the costs associated with the negotiation of the agreement with Head Dragon Holdings and the preparation of our S-4 registration statement and proxy materials in anticipation of a stockholder vote on the business combination with Head Dragon Holdings. Travel expenses declined by about $50,000 in the second quarter of 2007 from those incurred during same period in 2006, reflecting decreased efforts to search for a target business, the decision having been made to engage in a business combination with Head Dragon Holdings. Other significant changes between the two periods were an increase in interest income of about $47,000 and an increase in our income tax provision that roughly offset it.

During the six months ended June 30, 2007, our net loss was $206,320. Expenses were $531,706, consisting principally of $137,342 of travel expenses, $45,000 for a monthly administrative services agreement, $39,375 for directors and officers liability insurance, state franchise taxes of $13,849, $239,769 for professional fees and $18,551 for other operating costs, together with an income tax provision of $45,411, offset by interest income on the trust fund investments in the amount of $422,114.

During the comparable period a year ago we had net income of $12,939. Professional fees increased by more than $205,000 over the first six months of 2006, accounting for most of the difference. Other significant differences included travel expenses, which declined by about $20,000, and consulting expenses, which declined by about $46,000, while marketing expenses increased from zero to $17,819.

We have used all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. As a result, we do not have any funds from our public offering remaining outside of the trust fund to operate through the consummation of the proposed business combination with Head Dragon Holdings. We have acquired the additional operating capital needed to effect a business combination through borrowing, and we intend to continue to do so, some or all of which may be borrowing from our officers and directors of their affiliates.

We do not expect to raise additional funds to consummate the business combination with Head Dragon Holdings, as the current agreement calls only for stock consideration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to the instructions for Item 305(c) of Regulation S-K, this item is not applicable to us for interim periods of this fiscal year.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 17, 2007

/s/ Kerry Propper
Kerry Propper
Chief Executive Officer and Secretary (Principal Executive Officer)

/s/ Dr. Richard D. Propper
Dr. Richard D. Propper
Chief Financial Officer (Principal Accounting and Financial Officer)