Form 10-Q
period 2007-09-30
Chardan South China Acquisition Corp
filed 2007-11-19
CIK 1324298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,167	$147,063
Investments held in trust	32,099,689	31,294,931
Deferred tax asset	235,333	235,333
Prepaid expenses and other	-	13,098

Total Assets	$32,340,189	$31,690,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$624,844	$103,056
Income taxes payable	258,962	204,913
Notes payable, related party	172,231	-
Deferred interest	456,957	296,105
Total current liabilities	1,512,994	604,074

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,003,435	25,003,435
Earnings accumulated during the development stage	(140,957)	118,199
Total stockholders' equity	24,863,178	25,122,334

Total Liabilities and Stockholders' Equity	$32,340,189	$31,690,425

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

					From
	Three	Three	Nine	Nine	March 10, 2005
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses
Admin and office support	22,500	22,500	67,500	67,500	195,000
Consulting	-	-	20,000	66,700	86,700
Insurance	17,073	14,277	56,448	49,277	148,934
Professional fees	141,295	10,612	381,064	43,729	478,088
State franchise tax	6,125	5,937	19,974	18,612	68,086
Travel	38,345	104,323	175,687	263,190	597,916
Other operating costs	12,862	8,128	49,232	19,007	106,995

Total costs and expenses	238,200	165,777	769,905	528,015	1,681,719

Operating loss	(238,200)	(165,777)	(769,905)	(528,015)	(1,681,719)

Other income (expense):
Interest income	221,793	203,668	643,907	623,130	1,824,500
Interest expense	(10,333)	-	(18,138)	-	(18,138)
Penalties - income tax	(3,073)	-	(46,586)	-	(46,586)

Net income before income tax provision	(29,813)	37,891	(190,722)	95,115	78,057

Income tax provision	(23,023)	(12,110)	(68,434)	(56,395)	(219,014)

Net income (loss)	$(52,836)	$25,781	$(259,156)	$38,720	$(140,957)

Earnings (loss) per share - basic and diluted	(0.01)	0.00	(0.04)	0.01	(0.02)
Weighted average shares outstanding - basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000	6,113,490

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

			Additional		Stockholders'
	Common		Paid - In	Accumulated	Equity
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at March 10, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common shares to initial shareholders at $0.02 per share	1,250,000	125	24,875		25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses	5,750,000	575	30,942,477		30,943,052
(includes 1,149,425 shares subject to possible conversion)					-
Proceeds subject to possible conversion of 1,149,425 shares			(5,964,017)		(5,964,017)
Proceeds from issuance of an underwriter's option			100		100
Income for the year ended December 31, 2005				68,769	68,769

Balance at December 31, 2005	7,000,000	$700	$25,003,435	$68,769	$25,072,904

Income for the year ended December 31, 2006				49,430	49,430

Balance at December 31, 2006	7,000,000	700	$25,003,435	$118,199	$25,122,334

Unaudited
Loss for the nine months ended September 30, 2007				(259,156)	(259,156)

Balance at September 30, 2007	7,000,000	700	$25,003,435	$(140,957)	$24,863,178

See the accompanying notes to condensed financial statements

Chardan South China Acquisition Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
			From
	Nine	Nine	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	(259,156)	$38,720	$(140,957)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(804,758)	(774,686)	(2,264,689)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	13,098	39,889	-
Deferred tax asset	-	(135,087)	(235,333)
Accounts payable and accrued expenses	521,788	21,953	624,844
Income taxes payable	54,049	10,482	258,962
Deferred interest	160,852	157,859	456,956
Net cash used by operating activities	(314,127)	(640,870)	(1,300,216)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	-	(29,835,000)
Net cash used by investing activities	-	-	(29,835,000)

Cash Flows from Financing Activities
Proceeds from related party loans	172,231	-	172,231
Proceeds from issuance of common stock	-	-	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	-	(3,556,948)
Net cash provided by financing activities	172,231	-	31,140,383

Net increase (decrease) in cash and cash equivalents	(141,896)	(640,870)	5,167
Cash and cash equivalents, beginning of the period	147,063	912,964	-
Cash and cash equivalents, end of the period	$5,167	$272,094	$5,167

See the accompanying notes to condensed financial statements

Cash paid for taxes	$-	$181,800	$181,800
Cash paid for interest	$-	$-	$-

CHARDAN SOUTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission.

Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first nine months of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

4.    RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three and nine month periods ended September 30, 2007 include $22,500 and $67,500 of such fees, respectively.

Notes payable - related parties consists of the following as of September 30, 2007:

Unsecured demand notes payable - shareholder notes bearing an annual interest rate of 8% due on various dates during 2008	$ 172,231

To date no interest as been paid on such notes.

5.    OTHER

On July 23, 2007, after approval thereof at its special meeting of stockholders held on July 20, 2007, the registrant filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, the effect of which was to (i) eliminate the provision of its certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which the registrant must complete a business combination, to avoid being required to liquidate, from August 10, 2007 to February 10, 2008; and (iii) allow holders of up to 20% of the shares issued in the registrant’s initial public offering (“Public Shares”) who vote against the proposals considered at the meeting and elect conversion to convert their Public Shares into cash held in the registrant’s IPO trust account.

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

Under the agreement with Mr. Lu Jinxiang, the holder of all of the outstanding ordinary shares of Head Dragon Holdings, we will acquire all of his stock in exchange for 13,000,000 of the common shares of our merger subsidiary, China Energy Technology, Limited, a British Virgin Islands company formed for the purpose of changing our domicile from Delaware to the British Virgin Islands.

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

For more information regarding the agreement with the stockholder of Head Dragon Holdings and GaoKe, please see our S-4 registration statement, as amended.

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

We expect the transaction with GaoKe will be consummated in the fourth quarter of 2007, if we obtain the required approval by our stockholders for concluding a transaction. Our board of directors determined that it was unlikely that we would be able to meet the August 10, 2007 deadline. For that reason, we conducted a special meeting of our stockholders on July 20, 2007 for the purpose of, among other things, amending our certificate of incorporation to extend the time by which we must conclude a business combination until February 10, 2008, and that proposition was approved by our stockholders. As a result, we now have until February 10, 2008 to conclude our transaction with Head Dragon Holdings. If we are unable to do so within that time, we do not believe it is possible either to extend the time further or to conclude a different transaction within that time.

Additional information regarding the proposals on which our stockholders voted and the reasons for the vote is available from our definitive proxy materials filed with the Commission on Form 14 A on June 28, 2007.

Financial Performance.

We had a net loss of $52,836 for the three months ended September 30, 2007. Expenses were $238,200, consisting principally of $38,345 of travel expenses, $22,500 for a monthly administrative services agreement, $17,073 for directors and officers liability insurance, state franchise taxes of $6,125, $141,295 for professional fees and $12,862 for other operating costs, together with an income tax provision of $23,023, an interest expense of $10,333, income tax penalties of $3,073 and interest income on the trust fund investments in the amount of $221,793.

The loss for the quarter ending September 30, 2007 compares with a net gain of $25,781 for the same period in 2006. The principal difference between the two periods was professional fees, which were $130,683 higher in the quarter ending September 30, 2007, principally the result of the costs associated with the preparation of our amended S-4 registration statements and proxy materials in anticipation of a stockholder vote on the business combination with Head Dragon Holdings. This was partially offset by travel expenses, which declined by $65,978 in the third quarter of 2007 from those incurred during same period in 2006, reflecting decreased efforts to search for a target business, since the decision was made to engage in a business combination with Head Dragon Holdings. Other significant changes between the two periods were an increase in interest income of $18,125 and an increase in our income tax provision of $10,913.

During the nine months ended September 30, 2007, our net loss was $259,156. Expenses were $769,905, consisting principally of $175,687 of travel expenses, $67,500 for a monthly administrative services agreement, $56,448 for directors and officers liability insurance, state franchise taxes of $19,974, $381,064 for professional fees, $20,000 for consulting services and $49,232 for other operating costs, together with an income tax provision of $68,434, an interest expense of $18,138, income tax penalties of $46,586 and interest income on the trust fund investments in the amount of $643,907.

During the comparable period a year ago we had net income of $38,720. Professional fees increased by $337,335 over the first nine months of 2006, accounting for most of the difference. Other significant differences included travel expenses, which declined by $87,503, and consulting expenses, which declined by $46,700, while other expenses, which included various filing fees and miscellaneous expenses, increased by $30,225.

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

ITEM 6: EXHIBITS

(a) Exhibits:

2.1 - Stock Purchase Agreement dated April 14, 2007 with Lu Jin Xiang for acquisition of ordinary shares of Head Dragon Holdings Limited *

3.1 - Certificate of Incorporation***

3.1(a) - Amendment to Certificate of Incorporation***

3.1(b) - Amendment to Certificate of Incorporation ****

3.2 - Bylaws***

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

* Incorporated by reference from the registration statement on Form S-4 (Reg. No. 333-142894)
** Incorporated by reference to the registrant’s report on Form 10-KSB for the year ended December 31, 2006
*** Incorporated by reference to the registrant's registration statement on Form S-1 (Reg. No. 333-125018)
**** Incorporated by reference to the registrant's report on Form 8-K filed on July 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN SOUTH CHINA ACQUISITION CORPORATION

Dated:November 16, 2007

/s/ Kerry Propper
Kerry Propper
Chief Executive Officer and Secretary (Principal Executive Officer)

/s/ Dr. Richard D. Propper
Dr. Richard D. Propper
Chief Financial Officer (Principal Accounting and Financial Officer)